Form 10QSB
period 2000-03-31
SELECT MEDIA COMMUNICATIONS INC
filed 2000-05-15
CIK 925648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to _________

                        Commission file Number 000-24706

                       SELECT MEDIA COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

New York                                              13-3415331
(State or other jurisdiction of incorporation         (IRS Employer Identification No.)
or organization)

                         666 Third Avenue, New York, NY
                    (Address of principal executive offices)

                                 (212) 584-1900
                           (Issuer's telephone number)

      (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [x] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,602,592

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        SELECT MEDIA COMMUNICATIONS INC.
                                 AND SUBSIDIARY

                   CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2000 and 1999

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                                                        CONTENTS


                                                                   Page
                                                                   ----


CONSOLIDATED FINANCIAL STATEMENTS

  Balance Sheets                                                    1-2
  Statements of Operations                                          3-4
  Statements of Cash Flows                                          5-6


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                7-8

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                                     CONSOLIDATED BALANCE SHEETS


                                                          Unaudited        Audited
                                                           March 31,     December 31,
                                                             2000           1999
                                                             ----           ----
ASSETS

CURRENT ASSETS
  Cash                                                   $    3,315      $      344
  Accounts receivable, less allowance for doubtful
    accounts of $505,659 and $243,114, respectively         107,870         365,200
  Capital improvement receivable                            557,303         557,303
  Prepaid expenses and other current assets                 140,926         140,377
  Due from stockholders                                        --           166,000
  Deposit on acquisition                                       --           400,000
                                                         ----------      ----------
       Total Current Assets                                 809,414       1,629,224
                                                         ----------      ----------

PROPERTY AND EQUIPMENT, Net                                 526,189         463,365
                                                         ----------      ----------

OTHER ASSETS
  Intangibles, net                                        1,072,904            --
  Reorganization value, net                               1,812,750       1,873,854
                                                         ----------      ----------
                                                          2,885,654       1,873,854
         Total Other Assets                              ----------      ----------
       TOTAL ASSETS                                      $4,221,257      $3,966,443
                                                         ==========      ==========


                                 See notes to consolidated financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                                     CONSOLIDATED BALANCE SHEETS


                                                           Unaudited         Audited
                                                           March 31,       December 31,
                                                             2000              1999
                                                             ----              ----
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable                                       $  1,553,445       $  1,315,977
 Accrued expenses                                          2,283,169          2,194,656
 Notes payable                                               922,500            567,500
 Current portion of capital lease obligation                  62,996             55,490
 Reorganization liabilities, current portion                 100,000            100,000
 Due to stockholders                                       1,429,000                 --
                                                        ------------       ------------
       Total Current Liabilities                        $  6,351,110       $  4,233,623
                                                        ------------       ------------

OTHER LIABILITIES
 Capital lease obligation                                     57,249            120,224
 Reorganization liabilities                                1,384,890          1,479,969
                                                        ------------       ------------
       Total Other Liabilities                             1,442,139          1,600,193
                                                        ------------       ------------
       TOTAL LIABILITIES                                   7,793,249          5,833,816
                                                        ------------       ------------

COMMITMENTS

STOCKHOLDERS' DEFICIT
 Common stock - $.001 par value; 35,000,000 shares
  authorized; 9,752,592 and 9,602,592 shares                   9,754              9,603
  issued and outstanding, respectively
Additional paid-in capital                                94,709,979         93,885,130
Accumulated deficit                                      (98,291,725)       (95,762,106)
                                                        ------------       ------------

       TOTAL STOCKHOLDERS' DEFICIT                        (3,571,992)        (1,867,373)
                                                        ------------       ------------
       TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIT                          $  4,221,257       $  3,966,443
                                                        ============       ============


                                 See notes to consolidated financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                              UNAUDITED STATEMENTS OF OPERATIONS


                                           For the Three Months Ended
                                                      March 31,
                                                2000              1999
                                                ----              ----
SALES                                    $   164,217       $   780,723

COST OF SALES                                119,372           359,294
                                         -----------       -----------

       GROSS PROFIT                           44,845           421,429

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                  1,718,169           782,883

STOCK BASED COMPENSATION EXPENSE             825,000              --
                                         -----------       -----------

OPERATING LOSS                            (2,498,324)         (361,454)

OTHER INCOME (EXPENSE)
  Other income                                12,007              --
  Interest expense                           (43,302)          (15,603)
                                         -----------       -----------
TOTAL OTHER INCOME (EXPENSE)                 (31,295)          (15,603)
                                         -----------       -----------

LOSS BEFORE INCOME TAXES                  (2,529,619)         (377,057)

INCOME TAXES                                    --                --
                                         -----------       -----------
  NET LOSS                               $(2,529,619)      $  (377,057)
                                         ===========       ===========


                                 See notes to consolidated financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                   UNAUDITED STATEMENTS OF OPERATIONS, Continued


                                                  For the Three Months Ended
                                                           March 31,
                                                     2000            1999
                                                     ----            ----
PER SHARE DATA

Basic and diluted net loss per common share:

   Net loss                                       $    (.26)     $    (4.26)
                                                  =========      ==========
 Weighted Average Common Shares Outstanding       9,752,592          88,585
                                                  =========      ==========


                                 See notes to consolidated financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                              UNAUDITED STATEMENTS OF CASH FLOWS


                                                                     For the Three Months Ended
                                                                              March 31,
                                                                       2000              1999
                                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $(2,529,619)      $  (377,057)
                                                                   -----------       -----------
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Stock-based compensation                                           825,000              --
    Depreciation and amortization                                      123,184            88,513
    Increase in allowance for doubtful accounts                        262,545            20,156
  Changes in assets and liabilities:
    Decrease (Increase) in accounts receivable                          29,302          (278,332)
    Decrease in note receivable                                           --              43,200
    Decrease in due from stockholder                                   166,000              --
    Increase in prepaid expenses and other current
      assets                                                              (549)           (3,336)
    Increase in accounts payable                                       178,783           117,109
    Increase in accrued expenses                                        42,177           563,211
    Decrease in reorganization liability                               (95,079)         (145,406)
                                                                   -----------       -----------
       TOTAL ADJUSTMENTS                                             1,531,363           405,115
                                                                   -----------       -----------

       NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES            (998,256)           28,058
                                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                   (3,704)         (225,587)
  Purchase of Sigma Sound Services Inc., net of cash acquired         (198,600)             --
  Purchase of intangible assets                                       (125,000)             --
                                                                   -----------       -----------

       NET CASH USED IN INVESTING ACTIVITIES                          (327,304)         (225,587)
                                                                   -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of capital lease obligations                                (55,469)          (14,421)
  Proceeds from notes payable                                             --             135,000
  Repayments of notes payable                                          (45,000)             --
  Advances from shareholders                                         1,429,000              --
                                                                   -----------       -----------

       NET CASH PROVIDED BY FINANCING
        ACTIVITIES                                                 $ 1,328,531       $   120,579
                                                                   -----------       -----------


                                 See notes to consolidated financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                   UNAUDITED STATEMENTS OF CASH FLOWS, Continued


                                                      For the Three Months Ended
                                                                March 31,
                                                          2000           1999
                                                          ----           ----
       NET INCREASE (DECREASE) INCREASE IN CASH        $   2,971      $ (76,950)

CASH AT BEGINNING OF PERIOD                                  344        118,165
                                                       ---------      ---------
CASH AT END OF PERIOD                                  $   3,315      $  41,215
                                                       =========      =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the years for:

  Interest                                             $  24,290      $  15,603

Noncash investing and financing activities:

  Acquisition of equipment through capital leases      $    --        $ 118,423
  Sigma Sound Services, Inc. acquisition:
     Issuance of note payable                          $ 400,000           --
     Deposit applied to the  purchase price            $ 400,000           --


                                 See notes to consolidated financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - The Company and basis of presentation

         The Company

         Select Media Communications Inc. (the "Company") is an integrated media company engaged in producing and distributing programming.

         Basis of Presentation

         The accompanying Unaudited Consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to the financial statements and in conjunction with our audited financial statements contained in Form 10-SB12G/A (filed on April 11, 2000)

         Basis of Consolidation

         The consolidated financial statements include the accounts of Select Media Communications ("Select"), and it wholly-owned subsidiary Sigma Sound Services, Inc. ("Sigma"), collectively referred to as the ("Company"). All significant inter-company transactions and balances have been eliminated in consolidation.


NOTE 2 - Acquisitions

         On January 18, 2000 the Company purchased all of the issued and outstanding common stock of Sigma Sound Services, Inc. ("Sigma") pursuant to the terms of a stock purchase agreement (the "Agreement"). The purchase price for Sigma's common stock was $1,000,000 with $400,000 paid at the signing of the Agreement, $200,000 paid at closing and a $400,000 10% secured note. The note is payable in two installments of $200,000 plus accrued interest on June 30, 2000 and January 3, 2001. The note is secured by all of the Company's existing and future customer accounts, general intangibles, equipment, goods, instruments and inventory. The transaction was accounted for under the purchase method of accounting. Goodwill acquired through this Agreement amounted to $964,504 and is being amortized over a 15 year life. Amortization expense for the three months ended March 31, 2000 was $16,075.

         On March 8, 2000 the Company purchased certain contracts, which included substantially all of the assets of After Hours Productions, Inc ("AHP") pursuant to the terms of an asset purchase agreement (the "AHP Agreement"). The purchase price was $125,000 with $25,000 paid as a deposit on the purchase at the signing of the AHP Agreement and $100,000 paid at closing. The Company recorded an intangible asset of $125,000 as a result of the purchase. The intangible asset is being amortized over 15 years and amortization expense for the three months ended March 31, 2000 was $525.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                 AND SUBSIDIARY
                           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 3 - Funding Agreement

         On January 15, 2000 the Company entered into an agreement with an Investment Bank to sell shares of the Company's common stock. In exchange for funding up to $2,000,000 in the aggregate, the Investment Bank's investors can receive up to 4,000,000 shares of the Company's common stock at a price of $ .50 per share. The Investment Bank has advanced $1,429,000 to the Company through March 31, 2000. On April 13, 2000 the Company issued 2,814,000 shares of common stock to the Investment Bank in settlement of advances made to the Company through April 13, 2000.

NOTE 4 - Commitments

         Employment Agreements

         On January 1, 2000 the Company entered into two employment agreements. One of the employees was terminated and the Company entered into a separation and release agreement on April 28, 2000. Pursuant to the employment and separation and release agreements, the employees were issued 100,000 and 50,000, respectively, of restricted shares for past services performed. As a result of these issuances, the Company recognized $825,000 ($5.50 per share) of stock based compensation expense. Future minimum payments under these agreements are $125,000 for the year ended December 31, 2000 and $100,000 for the years ended December 31, 2001 and 2002.

NOTE 5 - Related Party Transaction

         In January 2000, the Company reimbursed one of its officers/shareholders $100,000 for amounts previously contributed by him pursuant to the Company's Plan of Reorganization.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


OVERVIEW

Select Media is a New York corporation whose common stock is currently traded over-the-counter under the symbol "SMTV." The Registrant previously was in the business of producing and distributing "vignettes," which are short-form (thirty-second) informational programs distributed by particular sponsors for viewing during regular programming. In 1999, the Registrant hired personnel to provide services to worldwide news broadcasters and act as a television news agency under the name "Select International Television Network" ("SITN") to produce and distribute news segments for sale to local and foreign news broadcasters. Because of an inability to use studio space in a new facility, SITN's business is now limited to distributing news segments produced by others.

In January, 2000, the Registrant repositioned itself as the owner of entertainment content providers whose product can be marketed through traditional media and over the Internet. In January, 2000, the Registrant purchased all the outstanding stock of Sigma Sound Studio, Inc. ("Sigma"). Sigma is a full service recording studio that provides services to record companies and independent artists and record producers. In March, 2000, the Registrant purchased the assets of After Hours Productions, Inc. ("AHP"). AHP creates custom music and video products. These acquisitions were accounted for as purchases. See Financial Statements and notes to Financial Statements.

COMPETITION

The Registrant faces competition from some of the largest entertainment companies in the United States. The entertainment market is rapidly evolving and intensely competitive. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm the Registrant's net sales and results of operations. Select Media expects competition to intensify in the future as additional distribution channels for entertainment product are opened. In particular, the Registrant believes that the use of the Internet for distribution of entertainment product is both an opportunity and a challenge. With so many entertainment choices, the Registrant faces the challenge of adapting its core business to Internet entertainment. Select Media expects that its acquisition of content providers will enable it to adapt to the Internet entertainment challenge.

MARKET STRATEGY

The Registrant markets its remaining vignette products to large advertisers directly to the marketing departments of these companies. The Registrant uses its own internal staff for such marketing. The Registrant intends to continue with this strategy for its vignette products. The Registrant is developing vignettes for radio as well, and is developing a form of vignette for on-line advertising.

Sigma markets its services directly through its principals. Sigma and AHP have also produced successful compilation albums sold through home shopping channels, direct response television and direct mail.

Select Media intends to create its own web site on the internet. This web site is expected to provide its customers with an interactive multimedia experience. The web site is expected to host live web events including concerts, fan chatrooms and live chat sessions with artists who are featured on the site. Some of these events will be pay-for-view events. This web site is expected to be an e-commerce site for Select, Sigma and AHP custom product as well as other products.

The Registrant has 11 full time and 2 part time employees and operates a facility at 666 Third Avenue, New York, New York used as the principal corporate office and the site of its studio facilities. As a result of the Sigma acquisition, the Registrant also leases a sound recording studio facility at North 12th Street in Philadelphia, Pennsylvania.


RESULTS OF OPERATIONS

REVENUES

The following table sets forth certain items from the Registrant's consolidated statements of operations as a percentage of net revenues for the periods indicated:

                                          For the Year ended    For the Quarter Ended
                                          December 31,          March 31,
                                          ------------          ---------
                                               1999             2000            1999
                                               ----             ----            ----
Net revenues                                  100.0%            100.0%          100.0%
Cost of revenues                               56.1%             72.7%           46.0%
Gross profit (Loss)                            43.9%             27.3%           54.0%

Operating expenses:
  Selling, General and administrative         190.0%           1046.3%          100.3%
  Nonrecurring costs                         3639.4%            502.4%              0%

    Total operating expenses                 3829.4%          1,548.7%          100.3%

Operating income (loss)                     (3785.5           (1521.3)%         (46.3)%
Other income and expense, net                 (14.1)%           (19.1)%          (2.0)%

Income (loss) before income taxes
  and extraordinary items                   (3799.6)%         (1540.4)%         (48.3)%
Provision  for  (benefit  from)
  income taxes                                    0%                0%              0%

Net income (loss) before
  extraordinary items                       (3799.6)%         (1540.4)%         (48.3)%

Extraordinary Items                          (157.6)%               0%              0%
                                            -------           -------           -----
Net Revenues                                (3957.2)%         (1540.4)%         (48.3)%


Before the Sigma acquisition, the Registrant's net revenues were derived mainly from the sales of vignettes, video press releases and SITN. In the quarter ended March 31, 2000, net revenues decreased by $616,506, or 79.0%, to $164,217 from $780,723 in the quarter ended March 31, 1999. The decrease in net revenues during the first quarter of 2000 was primarily attributable to the Company's focusing on the Sigma and AHP acquisitions and a significant decline in revenues from its international news operations because of an inability to use studio space in its new facility. The Registrant expects SITN revenues in the coming year to be significantly lower than 1999 levels.

GROSS PROFIT

Cost of revenues consists primarily of costs associated with studio time and transmission of signal for SITN and with producing vignettes and video press releases and marketing the finished product, including scriptwriting, filming, salaries and post-production processing and editing. The resulting gross profit fluctuates based on factors such as salary expense, editing and marketing. Re-use of vignettes and portions thereof increases profits. Gross margin decreased to 27.3 % in the quarter ended March 31, 2000, compared to 54% in the quarter ended March 31,

1999. The decrease during the quarter ended March 31, 2000 was primarily due to the Company's inability to use the studio space in its new facility, plus costs of integrating the Sigma acquisition and the AHP acquisition. The Registrant currently expects gross margins during 2000 to be lower than the 1999 levels as a result of SITN revenues being significantly lower than the 1999 levels. In the current year, the Registrant expects the Sigma acquisition to have a positive effect on both revenues and gross margin.

EXPENSES

Selling, general and administrative expenses were $1,718,169 in the quarter ended March 31, 2000 compared with $782,883 in the quarter ended March 31, 1999, for an increase of $935,286, or 119.5%. This increase was attributable to expenses for the expansion of the Registrant's business and costs of relocation of the Registrant's offices, as well as the costs associated with the Sigma and AHP acquisitions, including payroll and professional fees. The Registrant's expenses in the quarter ended March 31, 2000 also include a non-recurring stock based compensation expense of $825,000, which had a substantial impact on expenses for the quarter ended March 31, 2000.

LOSSES

The Registrant incurred losses from operations of $(2,498,324) in the quarter ended March 31, 2000 compared to $(361,454) in the quarter ended March 31, 1999, for an increase of $(2,136,870) or 591.2%. The substantial increase in losses was due primarily to the decrease in SITN business caused by its inability to use its studio space in its new facility, the expenses of the Sigma and AHP acquisitions and the non-recurring stock based compensation expense of $825,000 in the quarter ended March 31, 2000, caused by issuances of stock to two of the Registrant's employees. Net other income and expenses were $(31,295) in the quarter ended March 31, 2000 and $(15,603) in the quarter ended March 31, 1999, for an increase of $(15,692) or 100.6%.


LIQUIDITY AND CAPITAL RESOURCES

The Registrant has significant capital needs, which to date the Registrant has met through private sales of its equity and loans. The Registrant will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities. The Registrant has received a commitment from a funding source for $2 million in additional financing for the year 2000 and is continuing in efforts to increase capital resources. Of the $2 million additional committed financing, the Company has received $1,429,000 in the quarter ended March 31, 2000, part of which was used in the Sigma and AHP acquisitions.

                            PART II-OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

         In November, 1999, 405 Lexington, L.L.C. (the "Landlord") began an action in New York City Landlord-Tenant Court alleging that Select Media had breached its lease and seeking the payment of use and occupancy. The Company is defending this action and believes the allegations of the Landlord are without merit.

         In May, 2000, Select Media began an action in New York Supreme Court against the Landlord seeking an injunction to permit completion of the build-out of the studios and surrounding space in its leased premises, the release of Landlord's contributions toward build-out already completed and for damages in excess of $10 million for loss of the SITN business.

ITEM 2. CHANGES IN SECURITIES.

         Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable

ITEM 5. OTHER INFORMATION.

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         Not Applicable

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                      SELECT MEDIA COMMUNICATIONS, INC.
                                               (Registrant)


Date:___________________________      ________________________________
                                      MITCH GUTKOWSKI, Chief Executive Officer