Form 10KSB
period 1999-12-31
SELECT MEDIA COMMUNICATIONS INC
filed 2000-07-27
CIK 925648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB



[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                                    For the fiscal year ended December 31, 1999
                                                              -----------------


[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from _______________ to ____________ Commission File Number: 000-24706
                                          ---------

                       SELECT MEDIA COMMUNICATIONS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           New York                                     13-3415331
  -------------------------------            ---------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)


                         666 Third Avenue, New York, NY
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (212) 584-1900
                           --------------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Securities registered under Section 12(b) of the Exchange Act:

     TITLE OF CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED

         None
         ----                         -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock ($0.01 par value)
                         ------------------------------
                                (Title of Class)


                         ------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Select Media was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

State issuer's revenues for its most recent fiscal year.  $2,310,002
                                                          ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by references to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Aggregate Market Value of Common Stock held by Non-Affiliates on July 18, 2000:
                                                                  $27,344,308
                                                                  -----------

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether Select Media filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [] No[X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:               9,602,592
                                                         ---------

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Transitional Small Business Disclosure Format (Check One): Yes      No  X
                                                               ---     ---


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Select Media Communications, Inc. (the "Company" or "Select Media"), a New York media company, was organized in September, 1981. The Company's common stock is traded in the non-Nasdaq over-the-counter market under the symbol "SMTV." Select Media previously was in the business of producing and distributing "vignettes," which are short-form (thirty-second) informational programs distributed by particular sponsors for viewing during regular programming. In 1998, Select Media hired personnel to provide services to worldwide news broadcasters and act as a television news agency under the name "Select International Television Network" ("SITN") to produce and distribute news segments for sale to local and foreign news broadcasters. Because of an inability to use studio space in a new facility, SITN's business is now limited to distributing news segments produced by others. See Item 3, "Legal Proceedings."

On October 13, 1995, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code. The petition was filed in the United States Bankruptcy Court for the Southern District of New York and its plan of reorganization was confirmed on August 28, 1997. From October 1995 until September 1998, the Company was essentially dormant. In September 1998, the Company reactivated its marketing efforts, began marketing its vignette products to advertisers, began production and distribution of video press releases for General Motors Corporation and began repositioning the Company and its business.

In January 2000, Select Media repositioned its business as the owner of entertainment content providers whose product is marketed through traditional media and over the Internet. In January 2000, Select Media purchased all the outstanding stock of Sigma Sound Studio, Inc. ("Sigma"). Sigma is a full service recording studio that provides services to record companies and independent artists and record producers. Founded in 1968 by Joseph Tarsia, Sigma's president, Sigma is a state of the art recording facility, including both analog and digital capabilities. Sigma and its staff of engineers assist record producers in recording, mixing and editing music and video tracks for sale as recorded music or videos. In March, 2000, Select Media purchased the assets of After Hours Productions, Inc. ("AHP"). AHP creates custom music and video products. These acquisitions were accounted for as purchases. See Financial Statements and notes to Financial Statements.

Select Media markets its remaining vignette products to large advertisers directly to the marketing departments of these companies. Select Media uses its own internal staff for such marketing. Select Media intends to continue with this strategy for its vignette products. Select Media is developing vignettes for radio as well, and is developing a form of vignette for on-line advertising. Sigma markets its services directly through its principals. Sigma and AHP have also produced compilation albums sold direct to consumers through home shopping channels, direct response television and direct mail.

Select Media intends to create its own web site on the Internet. The Company expects this web site to provide its customers with an interactive multimedia experience. The Company expects the web site to host live web events including concerts, fan chatrooms and live chat sessions with artists who are featured on the site. Some of these events will be pay-for-view events. The Company expects the web site to act as an e-commerce site for Select, Sigma and AHP custom product as well as other products.

Select Media's business is subject to numerous risk factors, including, but not limited to, the following:

RISKS RELATED TO THE COMPANY'S BUSINESS

Select Media Anticipates Future Losses and Negative Cash Flow; Substantial Accumulated Deficit. Select Media expects operating losses and negative cash flow to continue for the foreseeable future. Select Media anticipates the Company's losses will increase significantly from current levels because the Company expects to incur additional costs and expenses related to:

 -    Brand development, marketing and other promotional activities;

 -    Expansion of the Company's operations;

 -    Integration of the Sigma acquisition;

 -    Potential other acquisitions in the Company's areas of focus; and

 -    Development of relationships with strategic business partners.

As of December 31, 1999, Select Media had an accumulated deficit of $95,982,106. Select Media incurred net losses of $91,630,341 on gross sales of $2,310,002 for the fiscal year ended December 31, 1999. The Company's ability to become profitable depends on the Company's ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels. If Select Media does achieve profitability, the Company cannot be certain that the Company would be able to sustain or increase profitability on a quarterly or annual basis in the future. See Item 6-"Managements Discussion and Analysis."

Qualified Report Of Independent Certified Public Accountants. Our independent certified public accountants' report on our financial statements for the year ended December 31, 1999 states that the Company's working capital deficiency, stockholders' deficiency and losses from operations raise substantial doubt about Select Media's ability to continue as a going concern. See Note 15 to the Company's Financial Statements.

The Company's Operating Results are Volatile and Difficult to Predict. If Select Media Fails to Meet the Expectations of Public Market Analysts and Investors, the Market Price of the Company's Common Stock May Decrease Significantly. The Company's annual and quarterly operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of the Company's control, including, among other things, the unpredictability of consumer trends. Because the Company's operating results are volatile and difficult to predict, Select Media believes that quarter-to-quarter comparisons of the Company's operating results are not a good indication of the Company's future performance. It is likely that in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of the Company's Common Stock may fall significantly. Factors that may harm the Company's business or cause the Company's operating results to fluctuate include the following:

 - The Company's inability to obtain new customers at reasonable cost and retain existing customers;

 - Decreases in the funds available for marketing and promoting the Company's services;

 -    The Company's inability to manage integration of acquisitions;

 - The Company's inability to adequately maintain, upgrade and develop the Company's technical systems;

 - The ability of the Company's competitors to offer competitive services or products;

 -    Price competition;

 - The termination of existing, or failure to develop new, strategic marketing relationships;

 -    Increases in the cost of marketing; and

 - The amount and timing of operating costs and capital expenditures relating to expansion of the Company's operations.

A number of factors will cause the Company's gross margins to fluctuate in future periods, including the mix of services provided by the Company and its subsidiaries, the market for the Company's products, the Company's ability to keep up with technical innovations and efficiencies and the like. Any change in one or more of these factors could harm the Company's gross margins and operating results in future periods.

If Select Media Is Unable To Obtain Contracts for use of its Vignettes From the Company's Customers, the Company's Net Sales Would Be Adversely Affected. If Select Media were unable to sell the use of its vignettes to its customers, the Company's net sales and results of operations would be harmed.

To Manage the Company's Growth and Expansion, Select Media Needs To Integrate its Acquisitions. If Select Media Is Unable To Do So Successfully, the Company's Business Would Be Seriously Harmed. The Company's growth in operations and possible acquisitions will place a significant strain on the Company's management, information systems and resources. In order to manage this growth effectively, Select Media needs to continue to improve the Company's financial and managerial controls and reporting systems and procedures. The Company's failure to successfully implement, improve and integrate these systems and procedures would harm the Company's results of operations.

Select Media May Not Be Able To Compete Successfully Against Current and Future Competitors. The Company faces competition from some of the largest entertainment companies in the United States. The entertainment market is rapidly evolving and intensely competitive. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm the Company's net sales and results of operations. Select Media expects competition to intensify in the future, as additional distribution channels for entertainment product are opened.

Many of the Company's competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than does Select Media. Many of these competitors can devote substantially more resources to marketing and promotion than can Select Media. In addition, larger, well-established and well-financed entertainment companies may try to offer competing products. The Company's competitors may be able to adopt more aggressive pricing policies than can Select Media.

If Select Media Does Not Successfully Expand the Company's Product Offerings, the Company's Business Could be Seriously Harmed. If Select Media does not successfully expand the Company's product offerings, including news services, video press releases and services of its subsidiaries, Select Media will not be able to increase the Company's net sales in accordance with the expectations of securities analysts and investors. In such an event, the Company's business will be harmed. The Company's success depends on the Company's ability to expand the Company's product and service offerings rapidly in order to accommodate a significant increase in customer orders. The Company's planned expansion may cause disruptions that could harm the Company's business, results of operations and financial condition.

If Select Media Does Not Respond To Rapid Technological Changes, the Company's Services Could Become Obsolete and the Company's Business Would Be Seriously Harmed. If Select Media faces material delays in introducing new services, products and enhancements, the Company's customers may forego the use of the Company's services and use those of the Company's competitors. To remain competitive, Select Media must continue to improve and expand its product choices and value-added services. The entertainment industry is rapidly changing as a result of technology improvements, new distribution channels and new customer demands. If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, the Company's existing products and services may become obsolete. Developing, enhancing and upgrading the Company's technology entails significant technical and business risks. Select Media may use new technologies ineffectively or Select Media may fail to adapt the Company's existing technology and the Company's computer network to customer requirements or emerging industry standards.

Intellectual Property Claims Against the Company Could Be Costly and Could Result In the Loss Of Significant Rights. Other parties may assert infringement or unfair competition claims against Select Media. The Company cannot predict whether third parties will assert claims of infringement against Select Media, or whether any future assertions or prosecutions will harm the Company's business. If Select Media is forced to defend against any such claims, whether they are with or without merit or are determined in the Company's favor, then Select Media may face costly litigation, diversion of technical and management personnel, or product shipment delays. Because of such a dispute, Select Media may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to the Company, or at all. If there is a successful claim of product infringement against the Company and Select Media is unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, it could harm the Company's business.

If the Protection of the Company's Technology, Trademarks and Proprietary Rights Is Inadequate, the Company's Business Will Be Seriously Harmed. The steps Select Media takes to protect the Company's proprietary rights may be inadequate. Select Media regards the Company's copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to the Company's success. Select Media relies on trademark and copyright law, trade secret protection and confidentiality or license agreements with the Company's employees, customers, partners and others to protect the Company's proprietary rights. Sigma depends on copyright protection for its proprietary products.

The Loss of the Services of One Or More of the Company's Key Personnel, or the Company's Failure To Attract, Assimilate and Retain Other Highly Qualified Personnel in the Future Would Seriously Harm the Company's Business. The loss of the services of one or more of the Company's key personnel could seriously harm the Company's business. Select Media depends on the continued services and performance of the Company's senior management and other key personnel, particularly Mitch Gutkowski. All of the Company's officers and key employees are bound by employment agreements. Select Media does not have "key person" life insurance policies covering any of the Company's employees.

Risks Associated With Potential Acquisitions. If Select Media is presented with appropriate opportunities, Select Media intends to make investments in complementary companies, products or technologies. Select Media may not realize the anticipated benefits of any acquisition or investment. If Select Media buys a company, Select Media could have difficulty in assimilating that company's personnel and operations. In addition, the essential personnel of the acquired company may decide not to work for the Company. If Select Media makes other types of acquisitions, Select Media could have difficulty in assimilating the acquired technology or products into the Company's operations. These difficulties could disrupt the Company's ongoing business, distract the Company's management and employees and increase the Company's expenses. Furthermore, Select Media may have to incur debt or issue equity securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to the Company or the Company's existing stockholders.

Existing Stockholders Will Be Able to Exercise Significant Control Over Select Media. Executive officers, directors, employees and entities affiliated with them, if acting together, would be able to significantly influence all matters requiring approval by the Company's stockholders, including the election of directors and the approval of mergers or other business combination transactions. These stockholders, taken together, beneficially own approximately 46% of the Company's outstanding common stock and can effectively elect all directors and pass any action requiring stockholder approval at a meeting. See
Item 11, "Security Ownership of Certain Beneficial Owners and Management" and
Item 9 "Directors, Executive Officers, Promoters and Control Persons."

RISKS RELATED TO SECURITIES MARKETS

Select Media May Be Unable to Meet the Company's Future Capital Requirements. Select Media cannot be certain that additional financing will be available to the Company on favorable terms when required, or at all. If Select Media raises additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of the Company's Common Stock and the Company's stockholders may experience additional dilution. Select Media requires substantial working capital to fund the Company's business. Since the Company's emergence from Chapter 11 bankruptcy proceedings, Select Media has experienced negative cash flow from operations and expects to experience significant negative cash flow from operations for the foreseeable future. Select Media currently anticipates that the Company's available funds will be sufficient to meet the Company's anticipated needs for working capital and capital expenditures through at least the next 12 months. Select Media may need to raise additional funds before the expiration of such period.

Broker-Dealer Sales of Shares. The Company's Common Stock is quoted in the "pink sheets." The Nasdaq Stock Market, Inc. has recently revised the entry and maintenance criteria for listing eligibility on The Nasdaq SmallCap Market(TM) to require at least $4 million in net tangible assets or $750,000 net income in two of the last five years, a public float of at least 1 million shares, $5 million market value of public float, a minimum bid price of $4.00 per share, at least three market makers, and at least 300 stockholders. The maintenance standards (as opposed to entry standards) require at least $2 million in net tangible assets or $500,000 in net income in two of the last three years, a public float of at least 500,000 shares, a $1 million market value of public float, a minimum bid price of $1.00 per share, at least two market makers, and at least 300 stockholders.

The Company can give no assurances that the Common Stock will ever qualify for inclusion on the Nasdaq System. Until the Company's shares qualify for inclusion in the Nasdaq system, the Common Stock will continue to be traded in the over-the-counter markets through the "pink sheets" or on the OTC Bulletin Board. As a result, the Company's Common Stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $2,500,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction before the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and may affect the ability of the stockholders to sell their shares in the secondary market.

The Company's Common Stock Price May Be Volatile, Which Could Result in Substantial Losses For Individual Stockholders. The market price for the Company's common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond the Company's control:

 - Actual or anticipated variations in the Company's quarterly operating results;

 - Announcements of new products or services by the Company or the Company's competitors;

 -    Changes in financial estimates by securities analysts;

 -    Conditions or trends in the entertainment industry;

 - Changes in the economic performance and/or market valuations of other independent entertainment companies;

 - Announcements by the Company or the Company's competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

 -    Additions or departures of key personnel;

 - Release of lock-up or other transfer restrictions on the Company's outstanding shares of common stock or sales of additional shares of common stock; and

 -    Potential litigation.

If the Company's Stock Price Is Volatile, Select Media Could Face a Securities Class Action Lawsuit. In the past, following periods of volatility in the market price of their stock, many companies have been the subjects of securities class action litigation. If disgruntled stockholders sued Select Media in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and would harm the Company's stock price.

Substantial Sales of the Company's Common Stock Could Cause the Company's Stock Price To Fall. If the Company's stockholders sell substantial amounts of the Company's Common Stock in the public market, the market price of the Company's Common Stock could fall. Such sales also might make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that Select Media deems appropriate. The Company's stock is thinly traded and small volume fluctuations can have major impacts on price.

Conflicts of Interest. Officers and directors of the Company may in the future participate in business ventures that could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which members of the Company's management serve as officers, directors or partners, or in which they or their family members own or hold any material ownership interest.

Reporting Requirements May Delay or Preclude Acquisition. Sections 13 and 5(d) of the Securities Exchange Act of 1934 (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company leases a facility as its headquarters located at 666 Third Avenue, New York, New York. This facility contains studio space, editing equipment and offices. The facility contains approximately 16,700 square feet total, of which 11,000 square feet are used for office space, 4,000 square feet are used for studios and 1,200 square feet are used to house equipment. The lease on this facility expires February 15, 2015 and the annual lease payments in 2000 are $522,951 for the entire facility.

As part of the Sigma transaction, the Company leases a facility located at North 12th Street, Philadelphia, Pennsylvania as the recording studio and offices of Sigma Sound. This facility contains recording studio space, editing equipment and offices. The facility contains approximately 3,000 square feet total, of which 1,000 square feet are used for office space and 2,000 square feet are used for studios. The lease on this facility expires January 31, 2005 and the annual lease payments are $76,000 for the entire facility.

ITEM 3.  LEGAL PROCEEDINGS.

In November, 1999, 405 Lexington, L.L.C. (the "Landlord") began an action in New York City Landlord-Tenant Court alleging that Select Media had breached its lease and seeking the payment of use and occupancy. The Company is defending this action and believes the allegations of the Landlord are without merit.

In May, 2000, Select Media began an action in New York Supreme Court against the Landlord seeking an injunction to permit completion of the build-out of the studios to be used for SITN and surrounding space in its leased premises, the release of $706,880 of Landlord's contributions toward build-out already completed and for damages in excess of $10 million for loss of the SITN business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for a stockholder vote during the period covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price quotations for the Company's Common Stock are posted presently on the "pink sheets" and have been since April 2000. From August 1997 to March 2000, the Company's common stock was quoted on the OTC Bulletin Board. As soon as the Company becomes eligible, the Company intends to request a listing for the common stock on the Nasdaq SmallCap Market(TM). This listing requires certain asset, earnings and per share price standards that the Company does not now meet. The Company can give no assurance that it will meet these standards in the foreseeable future, it at all.

(a)      Market Price.

The historical prices for the Company's Common Stock on the OTC Bulletin Board and the "pink sheets" are as follows:

           --------------------------------------------------------
           Period                                High         Low
           --------------------------------------------------------
           1997
           --------------------------------------------------------
           First Quarter                        $52.50      $33.00
           --------------------------------------------------------
           Second Quarter                       $46.50      $30.00
           --------------------------------------------------------
           Third Quarter                       $204.00      $30.00
           --------------------------------------------------------
           Fourth Quarter                      $144.00      $36.00
           --------------------------------------------------------

           1998
           --------------------------------------------------------
           First Quarter                        $51.00      $15.00
           --------------------------------------------------------
           Second Quarter                      $300.00      $16.50
           --------------------------------------------------------
           Third Quarter                       $267.00      $45.00
           --------------------------------------------------------
           Fourth Quarter                      $108.00      $30.00
           --------------------------------------------------------

           1999
           --------------------------------------------------------
           First Quarter                        $84.00      $42.00
           --------------------------------------------------------
           Second Quarter                      $183.00      $52.50
           --------------------------------------------------------
           Third Quarter                        $60.00      $27.00
           --------------------------------------------------------
           Fourth Quarter                       $30.00       $2.00
           --------------------------------------------------------

           2000
           --------------------------------------------------------
           First Quarter                         $6.50       $5.00
           --------------------------------------------------------
           Second Quarter                        $6.25       $4.75
           --------------------------------------------------------
           Third Quarter (to July 19)            $6.00       $5.50
           --------------------------------------------------------

For the initial listing in the Nasdaq SmallCap Market(TM), a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be three market makers. In addition, there must be 300 stockholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million. For continued listing in the Nasdaq SmallCap Market(TM), a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be two market makers. In addition, there must be 300 stockholders holding 100 shares or more. The Company can give no assurances that it will qualify its securities for listing on Nasdaq or some other national securities exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the non-Nasdaq over-the-counter market. Consequently, a stockholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

(b) Holders. There are approximately 258 holders of the Company's Common Stock. During 1998 and 1999, the Company issued 36,199 shares and 9,520,666 shares, respectively, to investors for cash, in exchange for services, or to extinguish debt. The Company's outstanding stock includes shares issued in the Company's initial public offering in 1994, shares issued as part of the Company's reorganization under Chapter 11 of the Bankruptcy Code and shares issued in accordance with exemptions from registration afforded by Sections 3(b) or 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

In 1998, the Company issued shares of common stock as follows:

      Date             Number of Shares          Consideration
      ----             ----------------          -------------
      4/9/98                        204          Services
      7/14/98                     8,333          Services
      8/3/98                      1,200          Warrant Exercise
      8/4/98                         80          Conversion of Debt
      8/6/98                         88          Conversion of Debt
      8/26/98                       540          Conversion of Debt
      8/27/98                       188          Conversion of Debt
      9/8/98                      7,867          Conversion of Debt
      9/9/98                        489          Conversion of Debt
      9/10/98                     2,167          Services
      9/14/98                       500          Conversion of Debt
      9/16/98                       907          Conversion of Debt
      9/28/98                     2,270          Conversion of Debt
      9/28/98                     4,667          Warrant Exercise
      10/12/98                    5,035          Conversion of Debt
      12/2/98                     1,667          Conversion of Debt

In 1999, the Company issued shares of common stock as follows:

      Date             Number of Shares          Consideration
      ----             ----------------          -------------
      1/2/99                      6,667          Stock-based Compensation
      1/2/99                      5,000          Shares issued in connection
                                                 with bankruptcy
      3/3/99                        333          Services
      3/3/99                      5,000          Conversion of Debt
      4/29/99                       333          Services
      4/29/99                     1,667          Conversion of Debt

      6/11/99                     1,666          Conversion of Debt
      10/22/99                4,000,000          Stock-based Compensation
      10/22/99                1,000,000          Finders Fee
      10/22/99                4,500,000          Cash ($1,000,000)


As of the date of this report, 4,603,419 shares of the Company's Common Stock held by non-affiliates are eligible for sale, including 62,692 shares eligible under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in such Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

(c) Dividends. The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

Select Media is a New York corporation whose common stock is currently traded over-the-counter under the symbol "SMTV." Select Media previously was in the business of producing and distributing "vignettes," which are short-form (thirty-second) informational programs distributed by particular sponsors for viewing during regular programming. In 1998, Select Media hired personnel to provide services to worldwide news broadcasters and act as a television news agency under the name "Select International Television Network" ("SITN") to produce and distribute news segments for sale to local and foreign news broadcasters. Because of an inability to use studio space in a new facility, SITN's business is now limited to distributing news segments produced by others.

In January 2000, Select Media repositioned itself as the owner of entertainment content providers whose product can be marketed through traditional media and over the Internet. In January 2000, Select Media purchased all the outstanding stock of Sigma Sound Studio, Inc. ("Sigma"). Sigma is a full service recording studio that provides services to record companies, independent artists and record producers. In March 2000, Select Media purchased the assets of After Hours Productions, Inc. ("AHP"). AHP creates custom music and video products. These acquisitions were accounted for as purchases. See Financial Statements and notes to Financial Statements.

COMPETITION

Select Media faces competition from some of the largest entertainment companies in the United States. The entertainment market is rapidly evolving and intensely competitive. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm Select Media's net sales and results of operations. Select Media expects competition to intensify in the future as additional distribution channels for entertainment product are opened. In particular, Select Media believes that the use of the Internet for distribution of entertainment product is both an opportunity and a challenge. With so many entertainment choices, Select Media faces the challenge of adapting its core business to Internet entertainment. Select Media expects that its acquisition of content providers will enable it to adapt to the Internet entertainment challenge.

MARKET STRATEGY

Select Media markets its remaining vignette products to large advertisers directly to the marketing departments of these companies. Select Media uses its own internal staff for such marketing. Select Media intends to continue with this strategy for its vignette products. Select Media is developing vignettes for radio as well, and is developing a form of vignette for on-line advertising.

Sigma markets its services directly through its principals. Sigma and AHP have also produced compilation albums sold through home shopping channels, direct response television and direct mail.

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

Select Media has 11 full time and 2 part time employees and operates a facility at 666 Third Avenue, New York, New York, which is used as the principal corporate office and the site of its studio facilities. As a result of the Sigma acquisition, Select Media also leases a sound recording studio facility at North 12th Street in Philadelphia, Pennsylvania.

RESULTS OF OPERATIONS

REVENUES

The following table sets forth certain items from Select Media's consolidated statements of operations as a percentage of net revenues for the periods indicated:

                                                        For the Year ended
                                                            December 31,
                                                      -----------------------
                                                       1999             1998
                                                      -----------------------
     Net revenues                                     100.0%           100.0%
                                                      -----            -----
     Cost of revenues                                  56.1%            48.9%
                                                      -----            -----
     Gross profit                                      43.9%            51.1%
                                                      -----            -----

     Operating expenses:
       Marketing and selling                              0%               0%
       General and administrative                     200.0%           291.1%
       Nonrecurring costs                            3639.4%           453.0%
       Amortization of acquisition-related
       intangible assets                                  0%               0%
         Total operating expenses                    3839.4%           744.1%

     Operating income (loss)                        (3795.0)%           (693)%
     Other income and expense, net                    (14.1)%         (259.9)%

     Income (loss) before income taxes
       and extraordinary items                       3809.1%          (952.9)%
     Provision for (benefit from)
       income taxes                                       0%               0%

     Net income (loss) before
       extraordinary items                           3809.1%          (952.9)%

     Extraordinary Items                             (157.6)%              0%
                                                    -------           -------

     Net Revenues                                   (3966.7)%         (952.9)%

Before the Sigma acquisition, Select Media's net revenues were derived mainly from the sales of vignettes, video press releases and SITN. In the year ended December 31, 1999, net revenues increased by $1,861,879, or 415%, to $2,310,002 from $448,123 in the year ended December 31, 1998. The increase in net revenues during 1999 was primarily attributable to revenues from its international news operations and video press releases for General Motors Corporation. Select Media expects SITN revenues in the coming year to be significantly lower than 1999 levels.

GROSS PROFIT

Cost of revenues consists primarily of costs associated with studio time and transmission of signal for

SITN and with producing vignettes and video press releases and marketing the finished product, including scriptwriting, filming, salaries and post-production processing and editing. The resulting gross profit fluctuates based on factors such as salary expense, editing and marketing. Re-use of vignettes and portions thereof increases profits. Gross margin decreased to 44% in 1999, compared to 51% in 1998. The decrease during 1999 was primarily due to for expenses of starting the international news bureau operation. The Company currently expects gross margins during 2000 to be consistent with the 1999 levels. In the current year, the Company expects the Sigma acquisition to have a positive effect on both revenues and gross margin.

EXPENSES

Selling, general and administrative expenses were $4,609,803 in 1999 and $1,304,615 in 1998, for an increase of $3,305,188, or 253%. This increase was attributable to large salary and rent expenses for the expansion of the Company's new SITN business and relocation of the Company's offices. The Company's expenses in 1999 also include a non-recurring stock based compensation expense of $84,070,333, which had a substantial impact on expenses for the year.

The Company also had extraordinary item of $3,640,000 in 1999, due to extinguishment of debt costs.

LOSSES

The Company incurred losses from operations of $(87,665,024) in 1999 compared to $(3,105,497) in 1998, for an increase of $(84,559,527) or 2,723%. The substantial increase in losses was due primarily to non-recurring stock based compensation expense of $84,070,333 in 1999, caused by issuances of stock to the Company's principals and employees, for extinguishment of debt and for consultant's compensation. These non-recurring costs were vital to the Company's remaining viable in its industry. Net other expenses were $(325,317) in 1999 and $(1,164,798) in 1998, for a decrease of $(839,481) or 72%. Not including the non-recurring 1999 stock-based compensation expense of $84,070,033, Select Media expects an increase in losses in 2000 due primarily to the decrease in SITN business caused by its inability to use its studio space in its new facility, the expenses of the Sigma and AHP acquisitions and the non-recurring stock based compensation expense of $825,000 in the quarter ended March 31, 2000, caused by issuances of stock to two of Select Media's employees.


LIQUIDITY AND CAPITAL RESOURCES

Select Media has significant capital needs, which to date Select Media has met through private sales of its equity and loans. Select Media will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities. Select Media has received a commitment from Lloyds Bahamas Securities, LTD for $2 million in additional financing for the year 2000 and is continuing in efforts to increase capital resources. Of the $2 million additional committed financing, the Company has received $1,429,000 by March 31, 2000, part of which was used in the Sigma and AHP acquisitions.

The Company has also received a non-binding letter of intent from Bryn Mawr Investment Group, Inc. to provide up to $10 million in financing to the Company through private or public offerings of securities, to be used for working capital and acquisitions.

ITEM 7.  FINANCIAL STATEMENTS.

                        SELECT MEDIA COMMUNICATIONS INC.

                              FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1999 and 1998



                                             SELECT MEDIA COMMUNICATIONS INC.

                                                                     CONTENTS
-----------------------------------------------------------------------------

                                                                      Page
                                                                      ----

INDEPENDENT AUDITORS' REPORT                                             1

FINANCIAL STATEMENTS

  Balance Sheet                                                        2-3
  Statements of Operations                                             4-5
  Statement of Stockholders' Deficit                                     6
  Statements of Cash Flows                                             7-8


NOTES TO FINANCIAL STATEMENTS                                         9-20

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Select Media Communications Inc.


We have audited the accompanying balance sheet of Select Media Communications Inc. as of December 31, 1999 and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Select Media Communications Inc. as of December 31, 1999, and the results of its operations and cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $91,630,341 during the year ended December 31, 1999, and, as of that date, had a working capital deficiency of $2,604,399 and a stockholders' deficiency of $1,867,373. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are discussed in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                        s\ Marcum & Kliegman LLP

April 6, 2000
Woodbury, New York

                                               SELECT MEDIA COMMUNICATIONS INC.

                                                                  BALANCE SHEET

                                                              December 31, 1999
-------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $      344
  Accounts receivable, less allowance for doubtful accounts
    of $243,114                                                           365,200
  Capital improvement receivable                                          557,303
  Prepaid expenses and other current assets                               140,377
  Due from stockholders                                                   166,000
  Deposit on acquisition                                                  400,000
                                                                       ----------


       Total Current Assets                                                             $1,629,224


PROPERTY AND EQUIPMENT, Net                                                                463,365



REORGANIZATION VALUE, Net of accumulated
  amortization of $570,304                                                               1,873,854
                                                                                        ----------


       TOTAL ASSETS                                                                     $3,966,443
                                                                                        ==========



   The accompanying notes are an integral part of these financial statements.

                                               SELECT MEDIA COMMUNICATIONS INC.

                                                                  BALANCE SHEET

                                                              December 31, 1999
-------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable                                                     $ 1,315,977
 Accrued expenses                                                       2,194,656
 Notes payable                                                            567,500
 Current portion of capital lease obligation                               55,490
 Reorganization liabilities, current portion                              100,000
                                                                      -----------


       Total Current Liabilities                                                        $4,233,623


OTHER LIABILITIES
 Capital lease obligation, net of current portion                         120,224
 Reorganization liabilities, net of current portion                     1,479,969
                                                                      -----------


       Total Other Liabilities                                                           1,600,193
                                                                                        ----------


       TOTAL LIABILITIES                                                                 5,833,816


COMMITMENTS


STOCKHOLDERS' DEFICIT
 Common stock - $.001 par value; 35,000,000 shares
  authorized, and 9,602,592 shares issued and outstanding                   9,608
 Additional paid-in capital                                            94,105,125
 Accumulated deficit                                                  (95,982,106)
                                                                      ------------


       TOTAL STOCKHOLDERS' DEFICIT                                                      (1,867,373)
                                                                                        ----------

       TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIT                                                          $ 3,966,443
                                                                                        ===========


   The accompanying notes are an integral part of these financial statements.

                                               SELECT MEDIA COMMUNICATIONS INC.

                                                       STATEMENTS OF OPERATIONS

                                 For the Years Ended December 31, 1999 and 1998
-------------------------------------------------------------------------------


                                                            1999                1998
                                                       ------------          -----------
SALES                                                  $  2,310,002          $   448,123

COST OF SALES                                             1,294,890              219,005
                                                       ------------          -----------

       GROSS PROFIT                                       1,015,112              229,118

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES
  Stock-based compensation expense                       84,070,333            2,030,000
  Selling, general and administrative expenses            4,609,803            1,304,615
                                                       ------------          -----------

       TOTAL SELLING, GENERAL AND
        ADMINISTRATIVE EXPENSES                          88,680,136            3,334,615
                                                       ------------          -----------

       OPERATING LOSS                                   (87,665,024)          (3,105,497)

OTHER INCOME (EXPENSE)
  Other income                                               32,476                   --
  Interest expense                                         (357,793)          (1,164,798)
                                                       ------------          -----------

       TOTAL OTHER EXPENSE                                 (325,317)          (1,164,798)
                                                       ------------          -----------

       LOSS BEFORE INCOME TAXES AND
        EXTRAORDINARY ITEM                              (87,990,341)          (4,270,295)

INCOME TAXES                                                     --                   --
                                                       ------------          -----------

       LOSS BEFORE EXTRAORDINARY ITEM                   (87,990,341)          (4,270,295)

EXTRAORDINARY ITEM
  Loss on extinguishments of debt                        (3,640,000)                  --
                                                       ------------          -----------

       NET LOSS                                        $(91,630,341)         $(4,270,295)
                                                       ============          ===========


   The accompanying notes are an integral part of these financial statements.

                                               SELECT MEDIA COMMUNICATIONS INC.

                                 For the Years Ended December 31, 1999 and 1998
-------------------------------------------------------------------------------

                                                            1999                1998
                                                       ------------          -----------
PER SHARE DATA
 Basic and diluted net loss per common share:
   Loss before extraordinary item                       $  (45.93)            $   (68.57)
                                                        =========             ==========
   Extraordinary item                                   $   (1.90)            $     0.00
                                                        =========             ==========
   Net loss                                             $  (47.83)            $   (68.57)
                                                        =========             ==========


 Weighted Average Common Shares Outstanding             1,915,582                 62,277
                                                        =========             ==========




   The accompanying notes are an integral part of these financial statements.

                                               SELECT MEDIA COMMUNICATIONS INC.

                                             STATEMENT OF STOCKHOLDERS' DEFICIT

                                 For the Years Ended December 31, 1999 and 1998
-------------------------------------------------------------------------------

                                                          Par        Additional
                                                         Value        Paid-in         Accumulated
                                          Shares         $0.001       Capital           Deficit           Total
                                        ---------------------------------------------------------------------------
BALANCE - January 1, 1998                  50,727        $   51     $   281,949      $    (81,470)    $    200,530


Issuance of stock for services             10,704            11       2,029,989                          2,030,000

Exercise of warrants                        5,867             6         479,994                            480,000

Conversion of debentures                   19,628            20       1,163,702                          1,163,722

Net loss                                       --            --              --        (4,270,295)      (4,270,295)
                                        ---------        ------     -----------      ------------     ------------

BALANCE - December 31,
  1998                                     86,926            88       3,955,634        (4,351,765)        (396,043)

Sale of common stock                    4,500,000         4,500         995,500                          1,000,000

Conversion of debentures                    5,000             5         242,995                            243,000

Stock compensation                      4,006,666         4,007      84,029,323                         84,033,330

Issuance of stock for services          1,000,666         1,001         260,957                            261,958

Conversion of debt                          3,334             2       4,199,998                          4,200,000

Reorganization                              5,000             5         420,718                            420,723

Net loss                                       --            --              --       (91,630,341)     (91,630,341)
                                        ---------        ------     ------------     ------------     ------------

BALANCE - December 31,
  1999                                  9,607,592        $9,608     $94,105,125      $(95,982,106)    $ (1,867,373)
                                        =========        ======     ===========      ============     ============


   The accompanying notes are an integral part of these financial statements.

                                               SELECT MEDIA COMMUNICATIONS INC.

                                                       STATEMENTS OF CASH FLOWS

                                 For the Years Ended December 31, 1999 and 1998
-------------------------------------------------------------------------------

                                                                 1999                1998
                                                            ------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $(91,630,340)         $(4,270,295)
                                                            ------------          -----------
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Stock-based compensation                                  84,033,330            2,030,000
    Stock issued for services                                    220,000                   --
    Loss on extinguishments of debt                            3,640,000                   --
    Depreciation and amortization                                368,035              250,876
    Provision for doubtful accounts                              243,116                   --
  Changes in assets and liabilities:
    Increase in accounts receivable                             (313,648)            (294,666)
    Decrease (increase) in note receivable                       194,800             (194,800)
    Increase in capital improvement receivable                  (503,321)             (53,982)
    Increase in prepaid expenses and other current
      assets                                                     (77,022)             (63,355)
    Increase in accounts payable                                 926,945              389,032
    Increase in accrued expenses                               1,894,502              300,154
    (Decrease) increase in reorganization liability             (603,784)              21,595
                                                            ------------          -----------

       TOTAL ADJUSTMENTS                                      90,022,953            2,384,854
                                                            ------------          -----------

       NET CASH USED IN OPERATING ACTIVITIES                  (1,607,387)          (1,885,441)
                                                            ------------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                           (339,707)             (69,616)
  Deposit on acquisition                                        (400,000)                  --
                                                            ------------          -----------

       NET CASH USED IN INVESTING ACTIVITIES                    (739,707)             (69,616)
                                                            ------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in capital lease obligation                            (8,408)                  --
  Advances to stockholder                                       (166,000)                  --
  Proceeds from notes payable                                    698,000            1,404,500
  Repayments of notes payable                                         --             (375,000)
  Proceeds from issuance of common stock                       1,705,681            1,043,722
                                                            ------------          -----------

       NET CASH PROVIDED BY FINANCING
        ACTIVITIES                                          $  2,229,273          $ 2,073,222
                                                            ------------          -----------

   The accompanying notes are an integral part of these financial statements.

                                               SELECT MEDIA COMMUNICATIONS INC.

                                 For the Years Ended December 31, 1999 and 1998
-------------------------------------------------------------------------------


                                                                 1999                1998
                                                            ------------          -----------
       NET (DECREASE) INCREASE IN CASH                       $  (117,821)         $   118,165

CASH - Beginning                                                 118,165                   --
                                                             -----------          -----------

CASH - Ending                                                $       344          $   118,165
                                                             ===========          ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the years for:

  Interest                                                   $    37,865          $    27,196

Noncash investing and financing activities:

  Acquisition of equipment through capital leases            $   126,831          $    55,649
  Purchase of equipment with long-term debt                  $    83,840          $        --
  Conversion of debentures and debt to common shares         $   560,000          $   600,000



   The accompanying notes are an integral part of these financial statements.

                                               SELECT MEDIA COMMUNICATIONS INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



NOTE 1 - Summary of Significant Accounting Policies

       Nature of Business
       Select Media Communications Inc. ("the Company") is an integrated media company engaged in producing and distributing programming.

       Revenue Recognition
       Revenue is recognized upon completion of services performed.

       Property and Equipment and Depreciation
       Property and equipment is stated at cost and is depreciated using a straight-line method over the estimated useful lives of the respective assets. Routine maintenance and repairs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in income.

       Use of Estimates in the Financial Statements
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Net Loss Per Share
       The company computes per share amounts in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of the primary and fully dilutive earnings per share ("EPS") and requires presentation of the basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods. All prior periods' EPS have been restated giving effect to the Company's 1 for 300 reverse stock split (see Note 3). Convertible debt and warrants have not been included in the computation of diluted EPS as their effect would be antidilutive.

                                               SELECT MEDIA COMMUNICATIONS INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



NOTE 1 - Summary of Significant Accounting Policies, continued

       Stock-Based Compensation
       In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the company adopted the new fair value method. The Company intends to continue to account for future stock based compensation in accordance with the provisions of APB 25.

       Comprehensive Income
       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997, with reclassification of earlier periods required for comparative purposes. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in the financial statements. The Company adopted this standard in 1998 and the implementation of this standard did not have any impact on its financial statements. To date, the Company has not had any transactions that are required to be reported as other comprehensive income (loss).


NOTE 2 - Private Placement

       The Company entered into an agreement on October 22, 1999 and amended November 1, 1999 with Lloyds Bahamas Securities, Ltd. ("Lloyds") to sell shares of the Company's common stock with Lloyds as their agent through an offering exempt under Rule 504 of Regulation D by the SEC under the Securities Act. In exchange for $1,000,000, Lloyds' investors received 4,500,000 new shares of the Company's common stock after a 1 for 300 reverse stock split (See Note 3). As a condition of the funding the Company agreed to acquire Nationsmusic.com, Inc. ("Nationsmusic") in exchange for 3,000,000 shares of the Company's common stock. The Company has not consummated its transaction with Nationsmusic.

       In addition, the Company issued 1,000,000 shares of its common stock to Lloyds for consulting services rendered and the Company recognized an expense of $220,000, related to the issuance of these shares, for the year ended December 31, 1999.

       At December 31, 1999, $166,000 was still owed to the Company from Lloyds as result of the private placement. The Company received these funds in March 2000.

                                               SELECT MEDIA COMMUNICATIONS INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 3 - Reverse Stock Split

       On November 2, 1999, the Board of Directors authorized a one for three hundred reverse stock split, with the number of authorized shares of common stock and the par value per share remaining unchanged. The split was effective November 30, 1999 and all per share amounts and shares issued have been adjusted retroactively to reflect this reverse stock split.


NOTE 4 - Capital Improvements Receivable

       Capital improvements receivable represents amounts paid or accrued by the Company for leasehold improvements which are to be reimbursed to the Company by the landlord pursuant to the lease agreement.

       The Company is currently in dispute with its landlord in which the landlord is claiming certain lease payments are due on space occupied by the Company. The total amount claimed to be due by the landlord is approximately $300,000. If successful in its claim, the amount receivable would be reduced by such amounts and amounts attributable to leasehold improvements would be increased by the same amount.


NOTE 5 - Property and Equipment

       Property and equipment at December 31, 1999 consist of the following:

         Property and equipment                                    $  593,444

         Less:  accumulated depreciation                             (130,079)
                                                                   ----------

              Property and Equipment, net                          $  463,365
                                                                   ==========

       Depreciation expense for the years ended December 31, 1999 and 1998 was $123,619 and $6,460, respectively.


NOTE 6 - Capital Leases

       The Company is the lessee of equipment under certain capital leases expiring through the year 2002. The assets are being depreciated over the life of the lease. Depreciation of assets under capital leases charged to expense for the year ended December 31, 1999 and 1998 was $58,944 and $4,010, respectively.

                                               SELECT MEDIA COMMUNICATIONS INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 6 - Capital Leases, continued

       Minimum future lease payments under capital leases as of December 31, 1999 for each of the next three years, and in the aggregate, are as follows:

                         For the Year Ending
                            December 31,                        Amount
             -----------------------------------              ---------
                                2000                          $  82,811
                                2001                             72,576
                                2002                             61,762
                                                              ---------

             Total minimum lease payments                       217,149

             Less: amount representing interest                  41,436
                                                              ---------

             Present value of minimum lease
              payments                                        $ 175,713
                                                              =========

             Current Portion                                  $  55,490

             Long-term Portion                                  120,224
                                                              ---------

                                Total                         $ 175,714
                                                              =========

       Interest rates on capitalized leases vary from 7.91% to 29.39% and are imputed based on the lessor's implicit rate of return.


NOTE 7 - Notes Payable

       Notes payable at December 31, 1999 consisted of the following:

       Note payable non-interest bearing, payable upon
         demand.                                                 $  67,500

       Note payable non-interest bearing, payable upon
         demand.                                                   125,000

       Notes payable shareholder                                   375,000
                                                                  --------

              Total                                               $567,500
                                                                  ========

                                               SELECT MEDIA COMMUNICATIONS INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



NOTE 7 - Notes Payable, continued

       The Company has notes payable to a shareholder for $375,000. The notes bear interest at 10% and had original maturity dates in November and December 1999. These maturity dates were subsequently extended and are currently due upon demand. The individual received, in aggregate 6,667 shares of common stock as compensation. The market value of the shares issued were treated as debt issuance costs (interest) which was amortized over the life of the loan. Debt issuance cost recognized in 1999 and 1998 was $243,678 and $11,822 respectively.


NOTE 8 - Letter of Credit

       An individual has signed a letter of credit on behalf of the company for $1,000,000 acting as a security deposit on the office space occupied by the Company. If the Company defaults on the lease, money will be drawn from this letter of credit. To date, no consideration has been given to this individual for signing this letter of credit.


NOTE 9 - Income Taxes

       Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax asset of the Company consist primarily of the net operating loss carryforwards, increase in allowance for doubtful accounts and accrued expenses that are not currently deductible. The Company has recorded a full valuation allowance against its deferred tax asset, as it is not assured, it can recognize such an asset in the future. At December 31, 1999, the Company has significant net operating loss carryforwards which will expire in 2019.

       In accordance with the provisions of the Internal Revenue Code Section 382, utilization of the Company's net operating loss carryforward is severely limited.


NOTE 10 - Extraordinary Item

       In October 1999, the Company extinguished a $560,000 note payable in a transaction where the note holder exchanged 3,334 unrestricted common shares owned by him for 200,000 restricted shares held by Lloyds. The market value of the 200,000 restricted shares was $4,200,000 at the date of exchange. Accordingly the Company recorded an extraordinary loss of $3,640,000.

                                               SELECT MEDIA COMMUNICATIONS INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 11 - Commitments

       Leasing Agreements
       The Company leases office space under an operating lease agreement, which expires on February 15, 2015. Rental expense was $560,241 and $93,373 for the years ended December 31, 1999 and 1998, respectively.

       Minimum future rental commitments under this lease as of December 31, 1999 are as follows:

                     For the Year Ending
                        December 31,                      Amount
                     -------------------               ------------
                           2000                          $  522,951
                           2001                             522,951
                           2002                             522,951
                           2003                             522,951
                           2004                             522,951
                        Thereafter                        5,921,845
                                                         ----------

                              Total                      $8,536,600
                                                         ==========

       In addition, as part of the operating lease describe above, the Company has agreed to lease additional premises at the same facility. Occupation of the additional premises is pending certain building modifications to be performed by the landlord. Upon the commencement date of the additional space, rental commitments will be $360,665 per annum for years one through five, $387,885 per annum for years six through ten and $415,105 per annum for years eleven through the expiration date of the lease.

       Sublease Agreement
       The Company entered into lease agreements during the fiscal year ended December 31, 1999 wherein customers sublease space from the Company.

       Minimum future payments from subtenants as of December 31, 1999 for each of the next two years are as follows:

                       December 31,                       Amount
                      -------------                       ------
                          2000                            $90,000
                          2001                              7,000
                                                          -------

                          Total                           $97,000
                                                          =======

       In addition, two leases were entered into in February and March 2000. Minimum future payments for these two leases for the year ending December 31, 2000 and December 31, 2001 is $57,500 and $8,500 respectively.

                                               SELECT MEDIA COMMUNICATIONS INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 11 - Commitments, continued

       Payroll Taxes
       At December 31, 1999, past due amounts have been included in accrued expenses totaling approximately $879,000 and consist of payroll taxes owed and estimated penalties and interest.

       Employment Agreements
       The Company has entered into employment agreements with the chief executive officer and three employees, two on October 25, 1999 and two on January 1, 2000. Two of these agreements expire in 2002 and two which expire in 2004. Two of these agreements provide for bonuses based on percentages of net profits, as specified in their respective employment agreements.

       Future minimum payments related to these agreements for the next five (5) years are as follows:

                 For the Year Ending
                    December 31,                              Amount
                    ------------                           -----------
                        2000                                $  633,333
                        2001                                   816,667
                        2002                                   916,667
                        2003                                   833,333
                        2004                                   833,333
                                                            ----------

                        Total                               $4,033,333
                                                            ==========

       For past services performed, the chief executive officer and one of the employees that entered into the above employment agreements received 4,006,666 shares of the Company's common stock during 1999. As a result of this issuance, the Company recognized $84,033,333 of compensation expense.

       Pursuant to the agreements entered into on January 1, 2000, the two employees were granted 100,000 restricted shares each for past services performed. These shares vest to the employee on the first anniversary of the agreements. The market value of these shares on the first day of trading after the granting of the shares was $1,100,000. The value of the grants has not been included in the statement of operations for the year ended December 31, 1999.


NOTE 12 - Major Customer

       During the year ended December 31, 1999 the Company sold a substantial portion of its services to one customer. Sales to this customer totaled $800,000 (35%). The amount due from this customer included in accounts receivable was $200,000. For the year ended December 31, 1998 the Company sold a substantial portion of its services to two customers. Sales to these customers totaled $206,151 (46%) and $72,316 (16%) respectively.

                                               SELECT MEDIA COMMUNICATIONS INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 13 - Bankruptcy Proceedings

       On August 28, 1997 the United States Bankruptcy Court of the Southern District of New York confirmed the Company's Plan of Reorganization. The plan stipulated payments totaling $2,444,158 to be paid to certain secured, administrative and unsecured creditors. It was determined that the Company's reorganization value computed immediately before August 28, 1997, the date of plan confirmation, was $2,444,158, which is being amortized over a period of 10 years. The Company adopted fresh start reporting because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post petition liabilities and allowed claims.

       The remaining bankruptcy liabilities at December 31, 1999 consists of the following:


                Class of Creditors
                ------------------
       Class 1 - Secured                                 $        --
       Class 2 - Priority and Administrative               1,129,969
       Class 3 - Unsecured                                   450,000
                                                         -----------

              Total                                      $ 1,579,969
                                                         ===========

       Short-Term                                        $   100,000
       Long Term                                          $1,479,969


       The Company owes approximately $798,000 in professional fees rendered in accordance with the Order entered into by the United States Bankruptcy Court in the Southern District of New York. Company has agreed with the Claimant to pay this amount in quarterly installments equal to 3% of the Company's corresponding quarterly gross receipts less ordinary expenses before any cash compensation to officers until paid in full. No part of the stated amount has been paid and is included in the accrued amounts for class 2 creditors at December 31, 1999.

       The New York City Department of Finance has filed alleged unsecured priority tax claims in the amount of $229,899. Included in this amount is $37,623 of interest accruing at an annual interest rate of 8.5%. The entire amount is included in the accrued amounts for class 2 creditors at December 31, 1999.

       All remaining allowed claims will be paid in accordance with the Company's confirmed Plan of Reorganization in cash.

                                               SELECT MEDIA COMMUNICATIONS INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 14 - Subsequent Events

       On January 18, 2000 the Company purchased all of the issued and outstanding common stock of Sigma Sound Services, Inc. ("Sigma") pursuant to the terms of a stock purchase agreement (the "Agreement"). The purchase price for Sigma's common stock was $1,000,000 with $400,000 paid at the signing of the Agreement, $200,000 at closing and a $400,000 10% secured note. The note is payable in two installments of $200,000 plus accrued interest on June 30, 2000 and January 3, 2001. The note is secured by all of the Company's existing and future customer accounts, general intangibles, equipment, goods, instruments and inventory. The transaction will be accounted for under the purchase method of accounting.

       Under Rule 11-02(b), pro forma financial information in the form of a combined balance sheet at December 31, 1999 and combined statement of operations for the year ended December 31, 1999 is presented below to reflect what the combined companies might look like had the transaction been consummated at December 31, 1999 and at January 1, 1999. This is not necessarily indicative of that which would have been attained had the transaction actually occurred at those dates. The notes to these proforma statements set forth the assumptions on which they are based. The proforma information should be read in conjunction with the December 31, 1999 financial statements for each company used in the preparation of such pro forma statements. As such no audit procedures have been applied in the preparation of such pro forma statements.

                                    Proforma
                             Combined Balance Sheet
                                December 31, 1999
                                   (Unaudited)

                                                                      Pro forma        Pro forma
                                                                        Debit            Credit        Pro forma
                                            Select       Sigma       Adjustments       Adjustments     Combined
                                         -------------------------------------------------------------------------
       CURRENT ASSETS
        Cash                             $      344     $  1,400(a)      200,000(b)   $  (200,000)    $     1,744
        Accounts receivable                 365,200       34,517              --               --         399,717
        Capital improvement
         receivable                         557,303           --              --               --         557,303
        Prepaid expenses and other          140,377           --              --               --         140,377
        Due from stockholder                166,000           --              --(a)      (166,000)             --
        Deposit on acquisition              400,000           --              --(b)      (400,000)             --
                                         ----------     --------      ----------      -----------     -----------
         Total Current Assets             1,629,224       35,917         200,000         (766,000)      1,099,141
                                         ----------     --------      ----------      -----------     -----------

       PROPERTY AND EQUIPMENT,
        Net                                 463,365      104,600              --               --        567,965
        Reorganization value , net        1,873,854                           --               --      1,873,854
        Investment in subsidiary                 --           --(b)    1,000,000(c)    (1,000,000)            --
        Intangible asset, net                    --           --(c)      964,504(d)       (64,300)       900,204
                                         ----------     --------      ----------      -----------     ----------
         Total Assets                    $3,966,443     $140,517      $2,164,504      $(1,830,300)    $4,441,164
                                         ==========     ========      ==========      ===========     ==========


                                               SELECT MEDIA COMMUNICATIONS INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 14 - Subsequent Events, continued


                                    Proforma
                        Combined Balance Sheet, continued
                                December 31, 1999
                                   (Unaudited)

                                                                            Pro forma      Pro forma
                                                                              Debit          Credit         Pro forma
                                            Select          Sigma           Adjustments    Adjustments       Combined
                                         ------------------------------------------------------------------------------
       CURRENT LIABILITIES
        Accounts payable                 $  1,315,977     $  58,685          $      --      $       --      $ 1,374,662
        Accrued expenses                    2,194,656        46,336                 --(e)       40,000        2,280,992
        Notes payable                         567,500            --                 --              --          567,500
        Due to stockholder                         --            --                 --(a)       34,000           34,000
        Current maturities of long
         term debt                                 --            --                 --(b)      200,000          200,000
        Current portion of capital
         lease obligation                      55,490            --                 --              --           55,490
        Reorganization liabilities,
         current portion                      100,000            --                 --              --          100,000
                                         ------------     ---------          ---------      ----------      -----------

         Total Current Liabilities          4,233,623       105,021                 --         274,000        4,612,644

       Long term debt                              --            --                 --(b)      200,000          200,000
       Capital lease obligation               120,224            --                 --              --          120,224
       Reorganization liabilities           1,479,969            --                 --              --        1,479,969
                                         ------------     ---------          ---------      ----------      -----------
         TOTAL LIABILITIES                  5,833,816       105,021                 --         474,000        6,412,837
                                         ------------     ---------          ---------      ----------      -----------

       STOCKHOLDERS' DEFICIT
        Common stock                            9,608         1,000 (c)         (1,000)             --           9,608
        Additional paid in capital         94,105,125       865,002 (c)       (865,002)             --       94,105,125
        Accumulated deficit               (95,982,106)     (830,506)(d)&(e)   (104,300)        830,506      (96,086,406)
                                         ------------     ---------          ---------      ----------      -----------
         TOTAL STOCKHOLDERS'
          DEFICIT                          (1,867,373)       35,496           (970,302)        830,506       (1,971,673)
                                         ------------     ---------          ---------      ----------      -----------
         TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIT          $  3,966,443     $ 140,517          $(970,302)     $1,304,506      $ 4,441,164
                                         ============     =========          =========      ==========      ===========


                                               SELECT MEDIA COMMUNICATIONS INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



NOTE 14 - Subsequent Events, continued


                                    Proforma
                        Combined Statement of Operations
                      For the year ended December 31, 1999
                                   (Unaudited)

                                                                            Pro forma      Pro forma
                                                                              Debit          Credit         Pro forma
                                            Select          Sigma           Adjustments    Adjustments       Combined
                                         ------------------------------------------------------------------------------
       SALES                             $  2,310,002     $ 502,791          $      --      $       --      $  2,812,793

       COST OF SALES                        1,294,890       210,198                 --              --         1,505,088
                                         ------------     ---------          ---------      ----------      ------------
           GROSS PROFIT                     1,015,112       292,593                 --              --         1,307,705
                                         ------------     ---------          ---------      ----------      ------------

       SELLING, GENERAL AND
        ADMINISTRATIVE
         Stock-based compensation          84,070,333            --                 --              --        84,070,333
         Selling, general and
          administrative expenses           4,609,803        479,06            (64,300)             --         5,153,172
                                         ------------     ---------          ---------      ----------      ------------

           TOTAL SELLING, GENERAL
            AND ADMINISTRATIVE
            EXPENSES                       88,680,136       479,069             64,300              --        89,223,505
                                         ------------     ---------          ---------      ----------      ------------
           OPERATING LOSS                 (87,665,024)     (186,476)           (64,300)             --       (87,915,800)

       OTHER EXPENSE
        Other income                           32,476        41,850                 --              --            74,326
        Interest expense                     (357,793)           --            (40,000)             --          (397,793)
                                         ------------     ---------          ---------      ----------      ------------

           Total Other Expense               (325,317)       41,850            (40,000)             --          (323,467)
                                         ------------     ---------          ---------      ----------      ------------

       LOSS BEFORE
        EXTRAORDINARY ITEM                (87,990,341)     (144,626)          (104,300)             --       (88,239,267)

       EXTRAORDINARY ITEM
        Loss on extinguishment of debt     (3,640,000)           --                 --              --        (3,640,000)
                                         ------------     ---------          ---------      ----------      ------------
              NET LOSS                   $(91,630,341)    $(144,626)         $(104,300)     $       --      $(91,879,267)
                                         ============     =========          =========      ==========      ============


                                               SELECT MEDIA COMMUNICATIONS INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 14 - Subsequent Events, continued

       PER SHARE DATA
        Basic and diluted net loss per common share:
         Loss before extraordinary item                           $  (45.95)
                                                                  =========
         Extraordinary item                                       $   (1.90)
                                                                  =========
         Net loss                                                 $  (47.85)
                                                                  =========

              Weighted Average Common Shares Outstanding          1,915,582
                                                                  =========

      Notes to proforma financial statements

      (a) To record the receipt of $200,000 from a stockholder of the Company for the purpose of acquiring the common stock of Sigma.

      (b) To record the acquisition of all of the issued and outstanding common stock of Sigma for $1,000,000 with $400,000 paid at the signing of the Agreement, $200,000 paid at closing and a $400,000 10% secured noted due in two installments of $200,000 plus accrued interest on June 30, 2000 and January 3, 2001.

      (c) To record the allocation of the excess of the purchase price over the estimated fair value of the net assets acquired.

      (d) To record the amortization of goodwill over 15 years.

      (e) To record the accrual of interest on the 10% secured note.


NOTE 15 - Going Concern Uncertainty

       As shown in the accompanying financial statements, the Company incurred a net loss of $91,410,341 during the year ended December 31, 1999, and, as of that date, the Company's current liabilities exceeded its current assets by $2,604,399, and its total liabilities exceeded its total assets by $1,867,373. These factors create an uncertainty as to the Company's ability to continue as a going concern.

       The Company is developing a plan to reduce its liabilities through the issuance of additional common stock through private or public offerings conforming to the requirements of Securities Acts. The Company received a commitment on October 14, 1999 to raise $10,000,000 on a best efforts basis for such offerings. The financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH . SECTION 16(A) OF THE EXCHANGE ACT.

The directors and officers of the Company are as follows:

Name                   Age       Position
----                   ---       --------
Mitch Gutkowski        45        Chairman of the Board, Chief Executive Officer
                                 and Director
James Mongiardo        54        Vice Chairman and Director
Chet Simmons           71        Director
Joseph Tarsia          65        President of Sigma
Billy Terrell          55        Executive Vice President of Sigma

MITCH GUTKOWSKI, Chairman of the Board, Chief Executive Officer and Director, founded Select Media in 1981 and as Chairman coordinates the efforts of the Company's divisions and oversees operations. With the Board of Directors as a group, Mr. Gutkowski oversees strategic planning for the Company. Before founding Select Media, Mr. Gutkowski was Vice President for Advertising Sales for Pro-Sport Entertainment, Inc.

JAMES MONGIARDO, Vice Chairman of the Board, has extensive experience in building companies and in the banking and securities business. He has served as Chief Executive Officer for public biotechnology and healthcare services companies and as head of United States Marketing for Schering-Plough Corporation. For the past five years, he has been Managing Director of LBC Capital, an investment banking firm specializing in institutional private placements for emerging companies.

CHET SIMMONS, Director, has a distinguished career in helping to shape modern sports television. In 1957, he joined the group responsible for the American Broadcasting Company's sports programming, including "ABC's Wide World of Sports," "The American Sportsman," and ABC's Olympic Games coverage. In 1964, he moved to NBC, where rose to the position of the first President of NBC Sports. During his tenure at NBC, that network acquired the rights to televise Major League Baseball, the National Hockey League, various Olympic Games and NCAA football. Mr. Simmons left NBC Sports to become the first President and Chief Executive Officer of ESPN. Mr. Simmons became commissioner of the United States Football League in 1982 and then went on to serve as a consultant to a variety of sports/television businesses.

JOE TARSIA, President of Sigma, started his recording career in 1958, building and maintaining local Philadelphia recording studios. In 1961, he joined Cameo Parkway Records, where he quickly rose to the position of Chief Engineer for such artists as Bobby Rydell, Chubby Checker, the Dovells and the Orlons. In 1968, Mr. Tarsia founded Sigma Sound Studios as an independent recording studio, which became the home of major record producers Kenny Gamble, Leon Huff and Thom Bell, and the birthplace of THE SOUND OF PHILADELPHIA.

Sigma earned Gold and Platinum record awards for recordings by Jerry Butler, The Intruders, Harold Melvin and The Blue Notes, The Ojays, Teddy Pendergrass, The Stylistics, The Delfonics, Lou Rawls and The Jacksons. Artists and producers who recorded at Sigma included Stevie Wonder, B. B. King, Grace Jones, Gladys Knight and The Pips, David Bowie, Robert Palmer and The Four Tops.

In 1976, Mr. Tarsia expanded Sigma to include three studios in Manhattan's music district. Sigma New York attracted the likes of Whitney Houston, Madonna, Steely Dan, The Village People, Talking Heads, Paul Simon, Ashford and Simpson and Billy Joel.

Mr. Tarsia has won many industry awards for his engineering accomplishments, including over 150 Gold and Platinum records from the Recording Industry Association of America.

Mr. Tarsia is President of Sigma.

BILLY TERRELL, Executive Vice President of Sigma, has spent the last 30 years in the music business. Over the course of his career, he has written, arranged or produced over 300 works released by Frankie Avalon, Helen Reddy, David Clayton-Thomas, LeVert, The Manhattans, The Moments and others. Mr. Terrell has written or produced works for Columbia Records, Atlantic, Polydor, Mercury, RCA and Paramount, among others. His hits span many genres, from pop to R & B to jazz.

The above listed directors will serve until the next annual meeting of the stockholders or until their death, resignation, retirement, removal, or disqualification, and until their successors have been duly elected and qualified. Our executive officers serve at the discretion of the Board of Directors. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person. There is no family relationship between any executive officer or director of the Company.

Board Committees. The Board of Directors has not yet established any committees. The Board intends to establish a Compensation Committee and an Audit Committee at the next meeting of the Board of Directors.

Compensation Committee Interlocks and Insider Participation. The Board has not yet established a Compensation Committee. The Board of Directors as a whole performs this function.

Director Compensation. Select Media's directors do not receive any cash compensation for their service as members of the Board of Directors, although they are reimbursed for travel and lodging expenses in connection with attendance at Board meetings.

ITEM 10.  EXECUTIVE COMPENSATION.

Executive Compensation. The following table sets forth the compensation received for services rendered to the Company during the fiscal year ended December 31, 1999 by our Chief Executive Officer. Except for the CEO, the Company had no officers who earned more than $100,000 during the fiscal year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                   Long-Term Compensation
                              Annual Compensation                           --------------------------------------
Name And Principal         ----------------------------     Other Annual    Awards                       All Other
Position                   Year     Salary($)  Bonus($)     Compensation    Restricted Stock    Options    Awards
--------                   ----     ---------  --------     ------------    ----------------    -------    ------
Mitch Gutkowski            1999     $252,000     $0         None            $42,000,000          None       None
Chief Executive Officer
                           1998     $200,000     $0         None            None                 None       None
                           1997     $      0     $0         None            None                 None       None

The Company did not pay to our Chief Executive Officer or any executive officer any compensation intended to serve as incentive for performance to occur over a period longer than one year pursuant to a long-term incentive plan in the fiscal year ended December 31, 1999. The Company does not have any defined benefit or actuarial plan with respect to our Chief Executive Officer or any executive officer under which benefits are determined primarily by final compensation and years of service. On October 25, 1999, Mr. Gutkowski was issued 2,000,000 shares of restricted common stock for prior services to the Company. The fair market value of these shares was $42,000,000 on the date of grant.

Option Grants

The Company granted no stock options in the fiscal year ended December 31, 1999.

Employment Contracts

The Company has an employment contract with Mr. Gutkowski to act as the Company's president and chief executive officer, which provides for a yearly salary of $200,000 in 2000, $300,000 in 2001, $350,000 in 2002, $400,000 in 2003
and $450,000 in 2004, with a bonus of 2% of the Company's net profits, determined and paid quarterly. This agreement has a term of 5 years and expires October, 2004.

Members of the Company's Board of Directors are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as directors of the Company. Insofar as these directors are engaged in other business activities, management anticipates they will devote only a minor amount of time to the Company's affairs.

The officers and directors of the Company are now and may in the future become stockholders, officers or directors of other companies that may be engaged in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's business operations.

None of the Company's directors receives any compensation for their respective services rendered to the Company as directors, nor have they received such compensation in the past.

They all have agreed to act without compensation until authorized by the Board of Directors. Further, none of the directors accrued any compensation during the period covered by this report under any agreement with the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth the beneficial ownership for the Company's sole class of Common Stock of the Company beneficially owned by all directors, officers and 5% or more holders.

Name and
Address of                          Nature of
Beneficial                          Beneficial     Number of
Owner                               Ownership      Shares           Percent
----------                          ----------     ---------        -------
Mitch Gutkowski(1)                  Record         2,000,000           20.8%

James Mongiardo(1)                  Record           100,000              1%

Chet Simmons (1)                    Record            11,600            (2)

Dominick Sartorio                   Record         2,000,000           20.8%
215 Route 110
Huntington, NY 11746

All officers and directors as
    a group (3 persons)                            2,111,600           22.0%


(1)  Address c/o the Company at 666 Third Avenue, New York, New York.

(2)  Less than 1%.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no related party transactions or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         Item 1.  Exhibit Index

         Exhibit  No
         (3)      Articles of Incorporation and Bylaws

                  3.1      Articles of Incorporation *
                  3.2      Bylaws *

         (10)     Material Contracts

         10.1     Employment Agreement with Mitch Gutkowski **

         10.2 Stock Purchase Agreement for the Purchase of all the outstanding Common Stock of Sigma Sound Studio, Inc. **

         (21)     Subsidiaries of the Registrant

         21.1     Subsidiaries of the Registrant**

         (27)     Financial Data Schedule

         27.1     Financial Data Schedule **

Item 2 Reports on Form 8-K.

         During the period covered by this report, the Company did not file any reports on Form 8-K.



* Incorporated by reference to Exhibits to Registrant's original Registration Statement Number 33- 80412 filed under the Securities Act of 1933 on
  August 19, 1994.

** Filed herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Select Media caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SELECT MEDIA COMMUNICATIONS, INC.


                                      By: /s/ MITCH GUTKOWSKI
                                          -----------------------
                                          Mitch Gutkowski,
                                          Chief Executive Officer

Date: 7/24/2000



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ MITCH GUTKOWSKI
    --------------------------------------------------
    Mitch Gutkowski, Chief Executive Officer, Director

Date: 7/24/2000


By: /s/ ANTHONY URBANO
    --------------------------------------------------
    Anthony Urbano, Controller

Date: 7/24/2000

By: /s/ JAMES MONGIARDO
    --------------------------------------------------
    James Mongiardo, Director

Date: 7/24/2000


By: /s/ CHET SIMMONS
    --------------------------------------------------
    Chet Simmons, Director

Date: 7/24/2000