Form 10QSB
period 2000-06-30
SELECT MEDIA COMMUNICATIONS INC
filed 2000-08-15
CIK 925648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to _________

                        Commission file Number 000-24706

                       SELECT MEDIA COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

 New York                                        13-3415331
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                         666 Third Avenue, New York, NY
                    (Address of principal executive offices)

                                 (212) 584-1900
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [x] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   13,016,592 Shares of Common Stock
                                          --------------------------------------

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        SELECT MEDIA COMMUNICATIONS INC.
                                 AND SUBSIDIARY

                   CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2000 and 1999

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                                                        CONTENTS
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

CONSOLIDATED FINANCIAL STATEMENTS

  Balance Sheet                                                              1-2
  Statements of Operations                                                   3-4
  Statements of Cash Flows                                                   5-6


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                         7-8

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET
                                                                   June 30, 2000
--------------------------------------------------------------------------------

                                     ASSETS


CURRENT ASSETS
  Cash                                                $    7,509
  Accounts receivable, less allowance for doubtful
    accounts of $505,659                                 148,495
  Capital improvement receivable                         656,123
  Prepaid expenses and other current assets              158,844
                                                      ----------


    Total Current Assets                                                 970,971
                                                                      ----------


PROPERTY AND EQUIPMENT, Net                                              701,024
                                                                      ----------


OTHER ASSETS
  Intangibles, net                                     1,018,429
  Reorganization value, net                            1,751,646
                                                      ----------

       Total Other Assets                                              2,770,075
                                                                      ----------

    TOTAL ASSETS                                                      $4,442,070
                                                                      ==========

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET
                                                                   June 30, 2000
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
 Accounts payable                                                  $   1,565,831
 Accrued expenses                                                      2,837,957
 Notes payable                                                           941,945
 Current portion of capital lease obligation                              60,596
 Reorganization liabilities, current portion                             100,000
 Due to stockholders                                                     892,000
                                                                   -------------

    Total Current Liabilities                                                           6,398,329
                                                                                      -----------

OTHER LIABILITIES
 Capital lease obligation                                                 41,888
 Reorganization liabilities                                            1,384,890
                                                                   -------------

    Total Other Liabilities                                                             1,426,778
                                                                                      -----------

    TOTAL LIABILITIES                                                                   7,825,107
                                                                                      -----------

COMMITMENTS

STOCKHOLDERS' DEFICIT
 Common stock - $.001 par value; 35,000,000 shares authorized,
  13,016,592 shares issued and outstanding, respectively                  13,017
Additional paid-in capital                                            98,704,222
Accumulated deficit                                                 (102,100,276)
                                                                   -------------


    TOTAL STOCKHOLDERS' DEFICIT                                                        (3,383,037)
                                                                                      -----------

    TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIT                                                           $ 4,442,070
                                                                                      ===========

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                              UNAUDITED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                           Six Months Ended
                                                   June 30, 1999      June 30, 2000
                                                   --------------------------------
SALES                                               $  2,042,931       $    364,057

COST OF SALES                                            858,681            255,642
                                                    ------------       ------------

    GROSS PROFIT                                       1,184,250            108,415

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Selling, general and administrative expenses         1,791,436          2,976,588
  Stock based compensation                                  --            2,805,000
                                                    ------------       ------------

Total operating expenses                               1,791,436          5,781,588

OPERATING LOSS                                          (607,186)        (5,673,173)

OTHER INCOME (EXPENSE)
  Other income                                              --               25,312
  Interest expense                                      (127,221)           (79,804)
                                                    ------------       ------------

TOTAL OTHER INCOME (EXPENSE)                            (127,221)           (54,492)
                                                    ------------       ------------
LOSS BEFORE INCOME TAXES                                (734,407)        (5,727,665)

INCOME TAXES                                                --                 --
                                                    ------------       ------------

  NET LOSS                                          $   (734,407)      $ (5,727,665)
                                                    ============       ============

PER SHARE DATA
Basic and diluted net loss per common share:
   Net loss                                         $      (0.12)      $      (0.47)
                                                    ============       ============
 Weighted Average Common Shares Outstanding               91,203         12,238,768
                                                    ============       ============

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                              UNAUDITED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                      For the Six Months Ended
                                                                              June 30,
                                                                       1999              2000
                                                                   -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $  (734,407)      $(5,727,665)
                                                                   -----------       -----------
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Stock-based compensation                                              --           2,805,000
    Depreciation and amortization                                      180,368           284,553
    Increase in allowance for doubtful accounts                         20,156           262,545
  Changes in assets and liabilities:
    Increase in accounts receivable                                   (662,327)          (11,323)
    Increase in capital improvement receivable                            --             (98,820)
    Decrease in note receivable                                         64,800              --
    Increase in prepaid expenses and other current assets               (1,152)          (18,467)
    Increase in accounts payable                                       364,096           191,169
    Increase in accrued expenses                                       828,151           596,965
                                                                   -----------       -----------

    TOTAL ADJUSTMENTS                                                  794,092         4,011,622
                                                                   -----------       -----------

    NET CASH (USED IN) PROVIDED BY OPERATING
      ACTIVITIES                                                        59,685        (1,716,043)
                                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                 (265,119)         (224,329)
  Purchase of Sigma Sound Services Inc., net of cash acquired             --            (164,103)
  Purchase of intangible assets                                           --            (125,000)
                                                                   -----------       -----------

    NET CASH USED IN INVESTING ACTIVITIES                          $  (265,119)      $  (513,432)
                                                                   -----------       -----------

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                   UNAUDITED STATEMENTS OF CASH FLOWS, Continued
--------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of capital lease obligations                $   (25,253)      $   (73,230)
  Payments of reorganization liabilities                      --             (95,079)
  Proceeds from notes payable                              135,000              --
  Repayments of notes payable                                 --             (25,555)
  Advances from shareholders                               528,330         2,264,504
  Repayments of advances from shareholders                    --             166,000
                                                       -----------       -----------

   NET CASH PROVIDED BY FINANCING ACTIVITIES               638,077         2,236,640
                                                       -----------       -----------

       NET INCREASE IN CASH                                432,643             7,165

CASH AT BEGINNING OF PERIOD                                118,165               344
                                                       -----------       -----------

CASH AT END OF PERIOD                                  $   550,808       $     7,509
                                                       ===========       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the years for:
  Interest                                             $    21,306       $    27,140

Noncash investing and financing activities:

  Sigma Sound Services, Inc. acquisition:
     Issuance of note payable                                            $   400,000
     Deposit applied to the purchase price                               $   400,000

  Equipment acquired via Capital lease                 $   118,423

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - The Company and Basis of Presentation

       The Company
       Select Media Communications Inc. (the "Company") is an integrated media company engaged in producing and distributing programming.

       Basis of Presentation
       The accompanying Unaudited Consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to the financial statements and in conjunction with our audited financial statements contained in Form 10KSB (filed on July 26, 2000)

       Basis of Consolidation
       The consolidated financial statements include the accounts of Select Media Communications ("Select"), and it wholly-owned subsidiary Sigma Sound Services, Inc. ("Sigma"), collectively referred to as the ("Company"). All significant inter-company transactions and balances have been eliminated in consolidation.


NOTE 2 - Acquisitions

       On January 18, 2000 the Company purchased all of the issued and outstanding common stock of Sigma Sound Services, Inc. ("Sigma") pursuant to the terms of a stock purchase agreement (the "Agreement"). The purchase price for Sigma's common stock was $1,000,000 with $400,000 paid at the signing of the Agreement, $200,000 paid at closing and a $400,000 10% secured note. The note is payable in two installments of $200,000 plus accrued interest on June 30, 2000 and January 3, 2001. The note is secured by all of the Company's existing and future customer accounts, general intangibles, equipment, goods, instruments and inventory. The transaction was accounted for under the purchase method of accounting. Goodwill acquired through this Agreement amounted to $964,504 and is being amortized over a 15-year life. Amortization expense for the six months ended June 30, 2000 was $64,300.

       On March 8, 2000 the Company purchased certain contracts, which included substantially all of the assets of After Hours Productions, Inc ("AHP") pursuant to the terms of an asset purchase agreement (the "AHP Agreement"). The purchase price was $125,000 with $25,000 paid as a deposit on the purchase at the signing of the AHP Agreement and $100,000 paid at closing. The Company recorded an intangible asset of $125,000 as a result of the purchase. The intangible asset is being amortized over 15 years and amortization expense for the six months ended June 30, 2000 was $6,775.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Funding Agreement

       On January 15, 2000 the Company entered into an agreement with an Investment Bank to sell shares of the Company's common stock. In exchange for funding up to $2,000,000 in the aggregate, the Investment Bank's investors can receive up to 4,000,000 shares of the Company's common stock at a price of $ .50 per share. At June 30, 2000 the amount due to the Investment Bank/Stockholder was $892,000.

       On April 13, 2000 the Company issued 2,814,000 shares of common stock to the Investment Bank in settlement of advances made to the Company in the amount of $1,407,000.


NOTE 4 - Stockholders Equity

       On June 30, 2000 the Company issued 450,000 shares of common stock to Consultants for services provided to the Company. Accordingly, the Company recorded a consulting expense in the amount of $1,980,000.


NOTE 5 - Commitments

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


NOTE 6 - Related Party Transaction

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


RESULTS OF OPERATIONS

REVENUES

The following table sets forth certain items from the Registrant's consolidated statements of operations as a percentage of net revenues for the periods indicated:

                                           FOR THE YEAR ENDED     FOR THE SIX MONTHS ENDED
                                              DECEMBER 31,               JUNE 301,
                                              -----------            ------------------
                                                 1999                2000          1999
                                                 ----                ----          ----

Net revenues                                     100.0%              100.0%        100.0%
Cost of revenues                                  56.1%               70.2%         42.0%
Gross profit (Loss)                               43.9%               29.8%         58.0%

Operating expenses:
  Selling, General and administrative            190.0%              817.6%         87.7%
  Nonrecurring costs                            3639.4%              770.5%            0%

    Total operating expenses                    3829.4%            1,588.1%         87.7%

Operating income (loss)                        (3785.5)%           (1558.3)%       (28.7)%
Other income and expense, net                    (14.1)%             (15.0)%        (6.2)%

Income (loss) before income taxes
  and extraordinary items                      (3799.6)%           (1573.3)%       (35.9)%
Provision  for  (benefit  from)
  income taxes                                       0%                  0%            0%

Net income (loss) before
  extraordinary items                          (3799.6)%           (1573.3)%       (35.9)%

Extraordinary Items                             (157.6)%                 0%            0%
                                              --------             -------        ------

Net Revenues                                   (3957.2)%           (1573.3)%       (35.9)%


Before the Sigma acquisition, the Registrant's net revenues were derived mainly from the sales of vignettes, video press releases and SITN. In the six months ended June 30, 2000, net revenues decreased by $1,678,874, or 82.2%, to $364,057 from $2,042,931 in the six months ended June 30, 1999. The decrease in net revenues during the first six months of 2000 was primarily attributable to the Company's focusing on the Sigma and AHP acquisitions and a significant decline in revenues from its international news operations because of an inability to use studio space in its new facility. The Registrant expects SITN revenues in the coming year to be significantly lower than 1999 levels.

GROSS PROFIT

Cost of revenues consists primarily of costs associated with studio time and transmission of signal for SITN and with producing vignettes and video press releases and marketing the finished product, including scriptwriting, filming, salaries and post-production processing and editing. The resulting gross profit fluctuates based on factors such as salary expense, editing and marketing. Re-use of vignettes and portions thereof increases profits. Gross margin decreased to 29.8 % in the six months ended June 30, 2000, compared to 58.0% in the six months ended June

30, 1999. The decrease during the six months ended June 30, 2000 was primarily due to the Company's inability to use the studio space in its new facility, plus costs of integrating the Sigma acquisition and the AHP acquisition. The Registrant currently expects gross margins during 2000 to be lower than the 1999 levels as a result of SITN revenues being significantly lower than the 1999 levels. In the current year, the Registrant expects the Sigma and AHP acquisitions to have a positive effect on both revenues and gross margin.

EXPENSES

Selling, general and administrative expenses were $5,781,588 in the six months ended June 30, 2000 compared with $1,791,436 in the six months ended June 30, 1999, for an increase of $3,990,152, or 222.7%. This increase was attributable to expenses for the expansion of the Registrant's business and costs of relocation of the Registrant's offices, as well as the costs associated with the Sigma and AHP acquisitions, including payroll and professional fees. The Registrant's expenses in the six months ended June 30, 2000 also include a non-recurring stock based compensation expense of $2,805,000, which had a substantial impact on expenses for the six months ended June 30, 2000.

LOSSES

The Registrant incurred losses from operations of $(5,673,173) in the six months ended June 30, 2000 compared to ($607,186) in the six months ended June 30, 1999, for an increase of ($5,065,987) or 834.3%. The substantial increase in losses was due primarily to the decrease in SITN business caused by its inability to use its studio space in its new facility, the expenses of the Sigma and AHP acquisitions and the non-recurring stock based compensation expense of $2,805,000 in the six months ended June 30, 2000. Net other income and expenses were ($54,492) in the six months ended June 30, 2000 and ($127,221) in the six months ended June 30, 1999, for a decrease of ($72,729) or (57.2%).


LIQUIDITY AND CAPITAL RESOURCES

The Registrant has significant capital needs, which to date the Registrant has met through private sales of its equity and loans. The Registrant will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities. In the six months ended June 30, 2000, the Registrant has received from Lloyds Bahamas Securities, LTD. over $2 million in additional financing and the Registrant is continuing in efforts to increase its capital resources.

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

         In May, 2000, Select Media began an action in New York Supreme Court against the Landlord seeking an injunction to permit completion of the build-out of the studios and surrounding space in its leased premises, the release of $706,880 of Landlord's contributions toward build-out already completed and for damages in excess of $10 million for loss of the SITN business.

ITEM 2. CHANGES IN SECURITIES.


       On January 15, 2000, the Company entered into an agreement with Lloyds Bahamas Securities, LTD. ("Lloyds") to assist in funding the Company. In exchange for funding up to $2,000,000 in the aggregate, Lloyds may purchase up to 4,000,000 shares of the Company's restricted common stock at a price of $ .50 per share. On April 13, 2000, the Company issued 2,814,000 shares of restricted common stock to Lloyds in settlement of advances made to the Company in the amount of $1,407,000. At June 30, 2000, the amount due to Lloyds was $892,000, which Lloyds may convert into common stock at the price of $.50 per share.

       During the three months ended June 30, 2000, the Company issued 450,000 shares of Restricted Common Stock to three consultants for services rendered to the Company. The Company valued these services at $1,980,000.


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


                                        SELECT MEDIA COMMUNICATIONS, INC.
                                        ----------------------------------------
                                              (Registrant)


Date: 8/14/2000                         /S/ MITCH GUTKOWSKI
     ----------                         ----------------------------------------
                                        MITCH GUTKOWSKI, Chief Executive Officer