Form 10KSB/A
period 1999-12-31
SELECT MEDIA COMMUNICATIONS INC
filed 2000-11-16
CIK 925648

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A1


[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                   For the fiscal year ended December 31, 1999

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                 For the transition period from ------- to ------- Commission File Number: 000-24706

                        SELECT MEDIA COMMUNICATIONS, INC.
       ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          New York                                              13-3415331
--------------------------------                            -------------------
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                           Identification No.)



                         666 Third Avenue, New York, NY
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 584-1900
                        --------------------------------
                           (Issuer's telephone number)

  -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Securities registered under Section 12(b) of the Exchange Act:

   TITLE OF CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
      None
--------------------                 ------------------------------------------


Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock ($0.01 par value)
                         ------------------------------
                                (Title of Class)

  ----------------------------------------------------------------------------
                                (Title of Class)

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


Aggregate Market Value of Common Stock held by Non-Affiliates on October 30, 2000: $27,344,308


Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether Select Media filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No[X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,602,592 shares of common stock.


Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Transitional Small Business Disclosure Format (Check One): Yes ___ No _X__

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.


Select Media Communications, Inc. (the "Company" or "Select Media"), a New York media company, was organized in September 1981. The Company's common stock is traded in the non-Nasdaq over-the-counter market (the "pink sheets") under the symbol "SMTV.OB." Select Media began operations as a producer and distributor of "vignettes," which are short-form (thirty-second) informational programs distributed by particular sponsors for viewing during regular programming. In 1998, Select Media hired personnel to provide services to worldwide news broadcasters and act as a television news agency under the name "Select International Television Network" ("SITN") to produce and distribute news segments for sale to local and foreign news broadcasters. During the period covered by this report, the Company's principal sources of revenue were the SITN operations and the production and distribution of video press releases. Because of an inability to use studio space in a new facility, SITN's business is now limited to distributing news segments produced by others. See Item 3, "Legal Proceedings."



On October 13, 1995, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code. The petition was filed in the United States Bankruptcy Court for the Southern District of New York and its plan of reorganization was confirmed on August 28, 1997. In the period from the Company's bankruptcy filing in October 1996 until September 1998, the Company was essentially dormant. In September 1998, the Company reactivated its marketing efforts, began marketing its vignette products to advertisers, began production and distribution of video press releases for General Motors Corporation and began repositioning the Company and its business. In 1999, the Company was dependent upon one major customer (General Motors Corporation) for over 35% of its revenues. In 2000, the Company has had minimal revenues as it has focused on restructuring its business. Thus, in 2000, the Company has not been dependent on any major customers, and does not reasonably foresee any such dependence for the balance of the current year. The Company's current sources of revenues consist of revenues from the distribution of video news releases, its international news division and revenue from its Sigma Sound Studio, Inc. subsidiary ("Sigma"). Resale of advertising airtime has never constituted a major source of the Company's revenues.



In January 2000, Select Media repositioned its business as the owner of entertainment content providers whose product is marketed through traditional media and over the Internet. In January 2000, Select Media purchased all the outstanding stock of Sigma for $1,000,000, of which $400,000 was paid in 1999, with the balance due in payments of $200,000 on June 30 and January 30 until paid in full, beginning June 30, 2000. Sigma is a full service recording studio that provides services to record companies, independent artists and record producers. Founded in 1968 by Joseph Tarsia, Sigma's president, Sigma is a state of the art recording facility, including both analog and digital capabilities. Sigma and its staff of engineers assist record producers in recording, mixing and editing music and video tracks for sale as recorded music or videos. In March

2000, Select Media purchased the assets of After Hours Productions, Inc. ("AHP") for $125,000, which was paid at closing.. AHP creates custom music and video products. These acquisitions were accounted for as purchases. See Financial Statements and notes to Financial Statements.



SUBSEQUENT EVENTS



On September 11, 2000, the Company entered into a letter of intent to purchase all the assets and liabilities of Betelgeuse Productions, LLC ("Betelgeuse"), a full service television and video production and post-production business in New York, for a total of $10,000,000 in cash; subject to adjustment. Upon the signing of a definitive Asset Purchase Agreement, the Company will make a down payment of $200,000 to Betelgeuse, with three additional $100,000 payments in the following three months for a total down payment of $500,000. The balance of the purchase price will be due at a closing to be held within six (6) months of the signing of the definitive Agreement. The Company has received a firm commitment from Lloyds Bahamas Securities, Ltd. ("Lloyds") for the $500,000 down payment. The Company does not yet have a commitment from a funding source for the balance of the purchase price.



MARKET SEGMENTS



During the year ended December 31, 1999, the Company's television production business could be divided into three distinct markets: (1) short and long form television production and distribution; (2) international news production and distribution; and (3) entertainment content production and distribution.



Short and Long Form Television Production and Distribution



The Company's legacy vignette and video press release business comprise this market segment, along with proposed future television projects. The Company retains its ability to produce and distribute both short-form and long-form video productions. These include vignette products, video press releases and traditional television programming. During the year ended December 31, 1999, this segment accounted for over 50% of the Company's revenues. As a result of the Company's repositioning of its business in 2000, the Company has focused on products other than vignettes and video press releases.



Select Media continues to market its remaining vignette products to large advertisers directly to the marketing departments of these companies. Select Media uses its own internal staff for such marketing. Generally, Select Media purchases "distressed" or unwanted airtime at a discount for use by its customers. Select Media resells the airtime with a slight mark-up to cover its costs. Select Media is developing vignettes for radio, and is developing a form of vignette for on-line advertising. In the period covered by this report, the Company marketed its video press release services to major manufacturers of consumer products, which have significant advertising budgets. Given the shift in the Company's business to that of an entertainment content provider, the Company no longer markets its video press release service.



International News Production and Distribution



During 1998 and 1999, the SITN business was active and the Company produced and distributed news segments on behalf of a growing number of international news operations with small U.S. presences. During the year ended December 31, 1999, the segment accounted for approximately 45% of the Company's revenues. The Company marketed the services of its international news division to foreign journalists stationed in New York. As a result of the Company's inability to use its studio space and 666 Third Avenue (see Item 3, "Legal Proceedings"), the SITN business is inactive.



Entertainment Content Production and Distribution.



The Company's entrance into this business segment began in January 2000 with the acquisition of Sigma by Select Media. In March 2000, Select Media acquired AHP for this business segment. Sigma owns a state of the art recording facility staffed by experienced professional sound engineers. AHP produces custom audio and video content for sale through direct marketers, television shopping channels and traditional record distributors.



Sigma markets its recording services to independent record producers and recording artists. Sigma markets its services directly through its principals. Sigma and AHP have also produced compilation albums sold direct to consumers through home shopping channels, direct response television and direct mail.



The Company distributes its products mainly electronically either by tape or via satellite. The Company's Sigma subsidiary provides its services to independent record producers and recording artists from throughout the United States.



The Company has not and does not in the future expect to have significant research and development expenses.


Select Media's business is subject to numerous risk factors, including, but not limited to, the following:

RISKS RELATED TO THE COMPANY'S BUSINESS


Conflicts of Interest. Mr. Mongiardo and Mr. Simmons, the Company's non-employee directors, may in the future participate in business ventures that could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which members of the Company's management serve as officers, directors or partners, or in which they or their family members own or hold any material ownership interest.



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

- Integration of the Sigma and AHP acquisitions;

- Potential other acquisitions in the Company's areas of focus; and
- Development of relationships with strategic business partners.


As of December 31, 1999, Select Media had an accumulated deficit of $9,747,546. Select Media incurred net losses of $5,395,781 on gross sales of $2,310,002 for the fiscal year ended December 31, 1999. These losses were due to an increase in expenses related to the relocation of the Company's offices, the expansion of the SITN business in 1999 and expenses related to stock-based compensation. The Company's ability to become profitable depends on the Company's ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels. If Select Media does achieve profitability, the Company cannot be certain that the Company would be able to sustain or increase profitability on a quarterly or annual basis in the future. See Item 6--"Managements Discussion and Analysis."



Qualified Report Of Independent Certified Public Accountants Regarding the Company's Ability to Continue as a Going Concern. Our independent certified public accountants' report on our financial statements for the year ended December 31, 1999 states that the Company's working capital deficiency of $3,637,572, stockholders' deficiency of $2,424,076 and losses from operations of $5,070,464 raise substantial doubt about Select Media's ability to continue as a going concern. See Note 15 to the Company's Financial Statements.



Possible Securities Law Violations and Costs of Registration. In October 1999, the Company engaged in a private placement of its common stock under an exemption from registration under the Securities Act of 1933 (the "Securities Act"). Although the Company offered and sold the securities in good faith, it is possible that the Company did not have a valid exemption for such sales. The Company has undertaken to register these shares under the Securities Act in the near future. This registration will entail substantial costs for the Company and distract the Company's management from other duties. The Securities and Exchange Commission (the "SEC") could bring an action to sanction the Company, which could entail fines or limits on the Company's securities activities.



If the Company Loses the Pending Lawsuit with its Landlord, Such a Loss Will Have a Material Adverse Effect on the Company's Financial Statements. The Company is in a dispute with its landlord over a number of issues relating to the Company's lease and leasehold improvements. See Item 3, "Legal Proceedings." If the Company loses this dispute, it could result in substantial liability to the Company, which will have a material adverse effect on the Company's business and financial statements.



The Company Has A Substantial Payroll Tax Liability That is Currently being Negotiated with the Internal Revenue Service. Included in the liabilities on the balance sheet found in the Company's audited financial statements is an accrued expense of approximately $879,000 that represents past due payroll taxes and estimated penalties and interest. The Company is attempting to negotiate with the Internal Revenue Service (the "IRS") for a reasonable payment plan. If the Company is unable to negotiate a payment plan with the IRS, the IRS could file a tax lien on the Company's assets, which would have a material adverse effect on the Company's business.



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


If Select Media Is Unable To Obtain Contracts for use of its Vignettes From the Company's Customers, the Company's Net Sales Would Be Adversely Affected. The cost of advertising airtime has the greatest impact on whether the Company can sell its vignette products. For each airing of a vignette, the customer has to purchase sufficient airtime to broadcast both the vignette and the customer's own advertisement. The greater the cost of airtime, the higher the cost to the customer. The Company only resells airtime to its vignette customers to air vignettes. The Company is not in the business of reselling airtime to third parties. If Select Media were unable to sell the use of its vignettes to its customers because of airtime costs of other factors, the Company's net sales and results of operations would be harmed.



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



If Select Media is unable to obtain financing, the Company will be unable to complete the acquisition of Betelgeuse, which would seriously affect the Company's business plan. Although the Company has secured a commitment from Lloyds for the down payment on its acquisition of Betelgeuse, the Company does not yet have financing committed for the balance of the purchase price of $9,500,000. If the Company is unable to complete the acquisition because it is unable to raise sufficient financing, the Company will lose any monies given to Betelgeuse or a down payment on this transaction.



Select Media May Not Be Able To Compete Successfully Against Current and Future Competitors. The Company faces competition from some of the largest entertainment companies in the United States. With regard to its television production business, it is difficult to estimate the size of the vignette market. The Company is not aware of any other reporting companies involved in the vignette business. The Company believes that competition in this business segment comes not from other producers of vignettes, but from other users of scarce airtime. One of the most significant developments in the broadcast television industry in the 1990's has been the growth of alternative broadcast networks, such as Fox, WB and UPN. Before this development, television stations that were not affiliates of the three large television networks (CBS, NBC, ABC) were independent local stations, each of which had substantial amounts of airtime to sell to the Company and its customers. Today, most formerly independent stations are affiliated with one of the new networks. As a result, the network, in exchange for providing programming, gets to sell a significant portion of the affiliate's broadcast airtime. Therefore, the affiliate has less airtime to sell itself. Scarcity of a commodity tends to increase the price. As a result, the cost of airtime has dramatically increased. The entertainment market is rapidly evolving and intensely competitive. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm the Company's net sales and results of operations. Select Media expects competition to intensify in the future, as additional distribution channels for entertainment product are opened.



In its International News business segment, the Company faces competition from other independent video production businesses. The Company's main attractions for international news operations are its studio space, video equipment and Midtown Manhattan location. Because of a dispute with its landlord, described below in Item 3, "Legal Proceedings," the Company is unable to provide the necessary studio and office space to its SITN international news partners. Without the needed studio space, the Company is unable to compete with its competition in this business segment at this time.



In its Entertainment Content business, Sigma competes with numerous recording studios located throughout the United States. Sigma can successfully compete with these competitors because of its central location on the eastern seaboard, its state of the art equipment and its facility and its staff of experienced professional engineers.

AHP competes with a large number of independent record and video producers on the basis of expertise and creativity.


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

If the Protection of the Company's Technology, Trademarks and Proprietary Rights Is Inadequate, the Company's Business Will Be Seriously Harmed. The Company depends on copyright protection to protect the content of its products. In addition, the Company has sought trademark protection for its logo. With the addition of Sigma, the Company will face significant challenges in the changing distribution systems under development for prerecorded music product over the Internet. These challenges may include incompatible file formats, inadequate copy protection software and pricing regimes. The steps Select Media takes to protect the Company's proprietary rights may be inadequate. Select Media regards the Company's copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to the Company's success. Select Media relies on trademark and copyright law, trade secret protection and confidentiality or license agreements with the Company's employees, customers, partners and others to protect the Company's proprietary rights. Sigma and AHP depend on copyright protection for their proprietary products.



The Loss of the Services of One Or More of the Company's Key Personnel, or the Company's Failure To Attract, Assimilate and Retain Other Highly Qualified Personnel in the Future Would Seriously Harm the Company's Business. The loss of the services of one or more of the Company's key personnel could seriously harm the Company's business. Select Media depends on the continued services and performance of the Company's senior management and other key personnel, particularly Mitch Gutkowski. Mr. Gutkowski and all of the Company's key employees are bound by employment agreements. Select Media does not have "key person" life insurance policies covering any of the Company's employees.



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



Existing Stockholders Will Be Able to Exercise Significant Control Over Select Media. Mr. Gutkowski, Chairman and Chief Executive Officer of Select Media, and Mr. Sartorio, an employee of the Company, each own approximately 21% of the Company's common stock and, along with the Company's other executive officers, directors, employees and entities affiliated with them, if acting together, would be able to significantly influence all matters requiring approval by the Company's stockholders, including the election of directors and the approval of mergers or other business combination transactions. These stockholders, taken together, beneficially own approximately 43% of the Company's outstanding common stock and can effectively elect all directors and pass any action requiring stockholder approval at a meeting. Mr. Sartorio is an employee of the Company responsible for mergers and acquisitions and corporate structure issues. He is not an officer of Select Media. See Item 11, "Security Ownership of Certain Beneficial Owners and Management" and Item 9 "Directors, Executive Officers, Promoters and Control Persons."


RISKS RELATED TO SECURITIES MARKETS


Select Media May Be Unable to Meet the Company's Future Capital Requirements. Select Media cannot be certain that additional financing will be available to the Company on favorable terms when required, or at all. If Select Media raises additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of the Company's Common Stock and the Company's stockholders may experience additional dilution. Select Media requires substantial working capital to fund the Company's business. Since the Company's emergence from Chapter 11 bankruptcy proceedings, Select Media has experienced negative cash flow from operations and expects to experience significant negative cash flow from operations for the foreseeable future. Select Media currently anticipates that the Company's available funds will be sufficient to meet the Company's anticipated needs for working capital and capital expenditures through at least the next 12 months. "Available Funds" include the balance of the $116,000 due from Lloyds on its initial financing commitment, an additional $2 million commitment from Lloyds contingent upon the Company's relisting on the OTC Bulletin Board and expected revenues. Select Media may need to raise additional funds before the expiration of such period.



In addition, although the Company has a commitment to cover the $500,000 down payment on the Betelgeuse acquisition, the Company does not have a commitment for the balance of $9,500,000 of the purchase price. If the Company is unable to secure financing, the Company could forfeit any monies paid to Betelgeuse as a down payment.



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



The Company can give no assurances that the Common Stock will ever qualify for inclusion on the Nasdaq System. Until the Company's shares qualify for inclusion in the Nasdaq system, the Common Stock will continue to be traded in the over-the-counter markets through the "pink sheets", as the common stock is currently traded, or on the OTC Bulletin Board. If the Company's stock price falls below $5.00 per share, the Company's Common Stock would be covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $2,500,000 or annual income exceeding

$200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction before the sale. The broker-dealer must also provide the purchaser with specific disclosures regarding the risks of investing in "penny stocks," customer rights and broker responsibilities. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and may affect the ability of the stockholders to sell their shares in the secondary market.



At this time, the Company has not had any discussions with any party to request or encourage any broker-dealer to act as a market maker in the Company's stock, nor has the Company any plans to do so in the future, either directly or indirectly. The Company has not engaged any consultants to act on its behalf in this matter, nor does the Company have any present intention to do so. Once the Company's stock is eligible for quotation on the OTC Bulletin Board, the Company expects to provide any interested market makers (upon request) with the information necessary to file the required documents with regulatory authorities. The Company intends to notify the firms that now make a market in the Company's stock on the pink sheets of its eligibility for inclusion on the OTC Bulletin Board when that occurs.



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



Reporting Requirements May Delay or Preclude Acquisition. Sections 13 and 15(d) of the Securities Exchange Act of 1934 (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.


ITEM 2.  DESCRIPTION OF PROPERTY.


The Company leases a facility as its headquarters located at 666 Third Avenue, New York, New York. This facility contains studio space, editing equipment and offices. The facility contains approximately 16,700 square feet total, of which 11,000 square feet are used for office space, 4,000 square feet are used for studios and 1,200 square feet are used to house equipment. The lease on this facility expires February 15, 2015 and the annual lease payments in 2000 are $522,951 for the entire facility. However, because of its dispute with its landlord, the Company vacated this facility on November 13, 2000. See Item 3, "Legal Proceedings." Select Media is now using excess space leased by Betelgeuse. Unless the Landlord re-lets the space at 666 Third Avenue to a new tenant, the Company may be responsible for future payments on the lease.


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

ITEM 3.  LEGAL PROCEEDINGS.


In November, 1999, 405 Lexington, L.L.C. (the "Landlord") began an action in New York City Landlord-Tenant Court alleging that Select Media had breached its lease and seeking the payment of use and occupancy. The Landlord is seeking up to $600,000 in additional payments based on an alleged breach of the lease. The Company is defending this action and believes the allegations of the Landlord are without merit. On a motion by the Company, this action has been consolidated with the Supreme Court Action discussed in the following paragraph.



In May, 2000, Select Media began an action in New York Supreme Court against the Landlord seeking an injunction to permit completion of the build-out of the studios to be used for SITN and surrounding space in its leased premises, the release of $706,880 of Landlord's contributions toward build-out already completed and for damages in excess of $10 million for loss of the SITN business. On a motion by Select Media, the Court has consolidated this action with the Landlord-Tenant Court action. The Court has ordered discovery in this action beginning November 20, 2000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for a stockholder vote during the period covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


Price quotations for the Company's Common Stock are posted presently on the "pink sheets" and have been since April 2000. From August 1997 to March 2000, the Company's common stock was quoted on the OTC Bulletin Board. The symbol for the Company's stock was originally "SMTV." When the Company's stock was no longer eligible for inclusion on the OTC Bulletin Board on April 5, 2000, the stock became traded on the "pink sheets." In the period from March 10, 2000 to April 14, 2000, the OTC Compliance Unit of the NASD affixed the letter "E" to the symbol. When the Company's shares were no longer eligible for OTC Bulletin Board inclusion, the shares became quoted on the "pink sheets" and the symbol reverted to "SMTV." The suffix ".OB" is now affixed to all non-NASDAQ over-the-counter stocks.


As soon as the Company becomes eligible, the Company intends to request a listing for the common stock on the Nasdaq SmallCap Market(TM). This listing requires certain asset, earnings and per share price standards that the Company does not now meet. The Company can give no assurance that it will meet these standards in the foreseeable future, it at all.

(a)      Market Price.


The historical prices, adjusted for a 1 for 300 reverse stock split effective November 15, 1999, for the Company's Common Stock on the OTC Bulletin Board and the "pink sheets" are as follows:

                    Period                                         High             Low
                    ---------------------------------------------------------------------
                    1997
                    First Quarter                                 $52.50          $33.00
                    ---------------------------------------------------------------------
                    Second Quarter                                $46.50          $30.00
                    ---------------------------------------------------------------------
                    Third Quarter                                $204.00          $30.00
                    ---------------------------------------------------------------------
                    Fourth Quarter                               $144.00          $36.00
                    ---------------------------------------------------------------------
                    1998

                    First Quarter                                 $51.00          $15.00
                    ---------------------------------------------------------------------
                    Second Quarter                               $300.00          $16.50
                    ---------------------------------------------------------------------
                    Third Quarter                                $267.00          $45.00
                    ---------------------------------------------------------------------
                    Fourth Quarter                               $108.00          $30.00
                    ---------------------------------------------------------------------
                    1999

                    First Quarter                                 $84.00          $42.00
                    ---------------------------------------------------------------------
                    Second Quarter                               $183.00          $52.50
                    ---------------------------------------------------------------------
                    Third Quarter                                 $60.00          $27.00
                    ---------------------------------------------------------------------
                    Fourth Quarter                                $30.00           $2.00
                    ---------------------------------------------------------------------
                    2000

                    First Quarter                                  $6.50           $5.00
                    ---------------------------------------------------------------------
                    Second Quarter                                 $6.25           $4.75
                    ---------------------------------------------------------------------
                    Third Quarter                                  $6.00           $5.50
                    ---------------------------------------------------------------------


The foregoing information was obtained from the National Quotation Bureau and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.



The main cause of the most extreme of these fluctuation is the effect of recasting historical stock prices to account for the Company's 1 for 300 reverse stock split. Small changes in the prior periods are magnified when the stock prices are adjusted. In addition, the Company's stock is very thinly traded, with few shares traded on any given day. This lack of volume tends to make price fluctuations more volatile.


For the initial listing in the Nasdaq SmallCap Market(TM), a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be three market makers. In addition, there must be 300 stockholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million. For continued listing in the Nasdaq SmallCap Market (TM), a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be two market makers. In addition, there must be 300 stockholders holding 100 shares or more. The Company can give no assurances that it will qualify its securities for listing on Nasdaq or some other national securities exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the non-Nasdaq over-the-counter market. Consequently, a stockholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

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

In 1998, the Company issued shares of common stock as follows:


         Date                                         Number of Shares    Consideration
         ----                                         ----------------    --------------
        4/09/98                                              204          Services
        7/14/98                                            8,333          Services
        8/03/98                                            1,200          Warrant Exercise
        8/04/98                                               80          Conversion of Debt
        8/06/98                                               88          Conversion of Debt
        8/26/98                                              540          Conversion of Debt
        8/27/98                                              188          Conversion of Debt
        9/08/98                                            7,867          Conversion of Debt
        9/09/98                                              489          Conversion of Debt
        9/10/98                                            2,167          Services
        9/14/98                                              500          Conversion of Debt
        9/16/98                                              907          Conversion of Debt
        9/28/98                                            2,270          Conversion of Debt

        9/28/98                                            4,667          Warrant Exercise
       10/12/98                                            5,035          Conversion of Debt
       12/02/98                                            1,667          Conversion of Debt

In 1999, the Company issued shares of common stock as follows:


        Date                                          Number of Shares    Consideration
        ----                                          ----------------    -------------
        1/02/99                                             6,667         Stock-based Compensation
        1/02/99                                             5,000         Shares issued in connection with bankruptcy
        3/03/99                                               333         Services
        3/03/99                                             5,000         Conversion of Debt
        4/29/99                                               333         Services
        4/29/99                                             1,667         Conversion of Debt
        6/11/99                                             1,666         Conversion of Debt
      10/22/99                                          4,000,000         Stock-based Compensation
      10/22/99                                          1,000,000         Finders Fee
      10/22/99                                          4,500,000         Cash ($1,000,000)


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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


Select Media is a New York corporation whose common stock is currently traded in the "pink sheets" under the symbol "SMTV.OB." Select Media began in the business of producing and distributing "vignettes," which are short-form (thirty-second) informational programs distributed by particular sponsors for viewing during regular programming. In 1998, Select Media hired personnel to provide services to worldwide news broadcasters and act as a television news agency under the name "Select International Television Network" ("SITN") to produce and distribute news segments for sale to local and foreign news broadcasters. Because of an inability to use studio space in a new facility, SITN's business is now limited to distributing news segments produced by others. In general, in the period covered by this report, the Company's sources of revenues consisted of revenues from the distribution of video news releases and from its international news division. Resale of advertising airtime has never constituted a major source of the Company's revenues.



In the period from the Company's bankruptcy filing in October 1996 until September 1998, the Company was essentially dormant. In 1999, the Company was dependent upon one major customer (General Motors Corporation) for over 35% of its revenues, most of which were received in the first six months of the year. Beginning in the fall of 1999, the Company began its restructuring and moved its offices. Thus far in 2000, the Company has had minimal revenues as it has focused on restructuring its business and acquiring Sigma and AHP. Thus, in 2000, the Company has not been dependent on any major customers, and does not reasonably foresee any such dependence for the balance of the current year.



In January 2000, Select Media repositioned itself as the owner of entertainment content providers whose product can be marketed through traditional media and over the Internet. In January 2000, Select Media purchased all the outstanding stock of Sigma. Sigma is a full service recording studio that provides services to record companies, independent artists and record producers. In March 2000, Select Media purchased the assets of AHP. AHP creates custom music and video products. These acquisitions were accounted for as purchases. See Financial Statements and notes to Financial Statements.


COMPETITION


Select Media faces competition from some of the largest entertainment companies in the United States. It is difficult to estimate the size of the vignette market. The Company is not aware of any other reporting companies involved in the vignette business. The Company believes that competition in its business comes not from other producers of vignettes, but from other users of scarce airtime. One of the most significant developments in the broadcast television industry in the 1990's has been the growth of alternative broadcast networks, such as Fox, WB and UPN. Before this development, television stations that were not affiliates of the three major television networks (CBS, NBC and ABC) were independent local stations, each of which had substantial amounts of airtime to sell to the Company and its customers. Today, most formerly independent stations are affiliated with one of the new networks. As a result, the network, in exchange for providing programming, gets to sell a significant portion of the affiliate's broadcast airtime. Therefore, the affiliate has less airtime to sell itself. Scarcity of a commodity tends to increase the price. As a result, the cost of airtime has dramatically increased.


The entertainment market is rapidly evolving and intensely competitive. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm Select Media's net sales and results of operations. Select Media expects competition to intensify in the future as additional distribution channels for entertainment product are opened. In particular, Select Media believes that the use of the Internet for distribution of entertainment product is both an opportunity and a challenge. With so many entertainment choices, Select Media faces the challenge of adapting its core business to Internet entertainment. Select Media expects that its acquisition of content providers will enable it to adapt to the Internet entertainment challenge, because Select Media believes that Internet technology is developing faster than content can be produced. Although the technology exists to provide a rich entertainment experience via the Internet, Select Media believes that there is not sufficient high quality content available for users. Select media intends to provide that content.



In line with this strategy, in 2000 Select Media acquired Sigma and AHP. Select Media has also signed a letter of intent to purchase all the assets and liabilities of Betelgeuse. Betelgeuse has the ability to create entertainment content for broadcast, cable and Internet and to adapt existing product for use as Internet content.


MARKET STRATEGY


Select Media markets its remaining vignette products to large advertisers directly to the marketing departments of these companies. Select Media uses its own internal staff for such marketing. Select Media is developing vignettes for radio, and is developing a form of vignette for on-line advertising. The cost of advertising airtime has the greatest impact on whether the Company can sell its vignette product. For each airing of a vignette, the customer has to purchase sufficient airtime to broadcast both the vignette and the customer's own advertisement. The greater the cost of airtime, the higher the cost to the customer. The Company only resells airtime to its vignette customers to air vignettes. The Company is not in the business of reselling airtime to third parties.


Sigma markets its services directly through its principals. Sigma and AHP have also produced compilation albums sold through home shopping channels, direct response television and direct mail.


Select Media intends to create its own web site on the Internet for sale of Select Media, Sigma and AHP custom product. The website development is in the planning stage and completion of this project is contingent upon available funding.



The Company has its Internet distribution system under development. The Company is in discussion with another entity for sales of compact disks ("CDs") directly over the internet to consumers, but has not entered into any firm agreement or understandings as of yet. However, the Company does not intend implement any downloadable music distribution strategy until issues of copyright protection and payment are standardized in the industry.



Select Media has 11 full time and 2 part time employees and during the period covered by this report, operated a facility at 666 Third Avenue, New York, New York, which was used as the principal corporate office and the site of its studio facilities. As a result of the Sigma acquisition, Select Media also leases a sound recording studio facility at North 12th Street in Philadelphia, Pennsylvania.

RESULTS OF OPERATIONS

REVENUES

The following table sets forth certain items from Select Media's consolidated statements of operations as a percentage of net revenues for the periods indicated:

                                                                For the Year ended
                                                                    December 31,
                                                           -------------------------------
                                                              1999                  1998
                                                           -------------------------------
Net revenues                                                 100.0%                100.0%
Cost of revenues                                              56.1%                 48.9%
Gross profit                                                  43.9%                 51.1%

Operating expenses:
  Marketing and selling                                          0%                    0%
  General and administrative                                 201.2%                291.1%
  Nonrecurring costs                                          38.2%                453.0%
  Amortization of acquisition-related
  intangible assets                                              0%                    0%

    Total operating expenses                                 239.3%                744.1%

Operating income (loss)                                     (195.4)%                (693)%
Other income and expense, net                                (38.2)%              (259.9)%

Income (loss) before income taxes                           (233.4)%              (952.9)%
Provision for  (benefit from)
  income taxes                                                   0%                    0%

Net income (loss)                                           (233.4)%              (952.9)%

Net Revenues                                                (233.4)%              (952.9)%


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

EXPENSES


Selling, general and administrative expenses were $4,646,808 in 1999 and $1,304,615 in 1998, for an increase of $3,342,193, or 256%. This increase was attributable to large salary and rent expenses for the expansion of the Company's new SITN business and relocation of the Company's offices. Building the international news division increased costs of sales and so lowered gross profits for the periods discussed. The Company's expenses in 1999 also include a non-recurring stock based compensation expense of $881,466, which had a material impact on expenses for the year ended December 31, 1999.



The reasons for the significant increase in our allowance for doubtful accounts during 1999 is that the accounts receivable balance showed an increase in age and slower subsequent collections. As a result, management increased this allowance to reflect the deterioration of the credit quality.


LOSSES


The Company incurred losses from operations of $(5,070,464) in 1999 compared to $(3,105,497) in 1998, for an increase of $(1,964,967) or 45%. The increase in losses was due primarily to non-recurring stock based compensation expense of $(881,466) in 1999, caused by issuances of stock to the Company's principals and employees, extinguishment of debt and for consultant's compensation, and to a loss on capital improvements receivable of $(557,303). The non-recurring stock-based compensation costs were vital to the Company's remaining viable in its industry; these costs related to compensation to various consultants and independent contractors whose services were necessary to the Company remaining in business. At that time, the Company did not have the cash resources to pay these persons to remain with the Company. New investors were unwilling to invest funds in the Company unless a portion of the Company's debt was converted to equity. Without these new funds, and without the services of these independent contractors and consultants, the Company would have been unable to continue in business. Net other expenses were $(325,317) in 1999 and $(1,164,798) in 1998, for a decrease of $(839,481) or 72%. Not including the non-recurring 1999 stock-based compensation expense of $881,466, Select Media expects an increase in losses in 2000 due primarily to the decrease in SITN business caused by its inability to use its studio space in its new facility, the expenses of the Sigma and AHP acquisitions and the non-recurring stock based compensation expense of $825,000 in the quarter ended March 31, 2000, caused by issuances of stock to two of Select Media's employees.

LIQUIDITY AND CAPITAL RESOURCES


Select Media has significant capital needs, which to date Select Media has met through private sales of its equity and loans. Select Media will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity, loans, or by a public offering of its equity or debt securities. Select Media has received a commitment from Lloyds Bahamas Securities, LTD ("Lloyds") for $2 million in additional financing for the year 2000 and is continuing in efforts to increase capital resources. Of the $2 million additional committed financing, the Company has received $1,429,000 by March 31, 2000, part of which was used in the Sigma and AHP acquisitions. $1,000,000 of this amount was sold in a private placement in October 1999 for $0.22 per share, with the balance in the form of convertible notes in 2000. The notes convert into shares of restricted common stock at $0.22 per share. Sales of common stock by the Company at less than the current trading price could tend to depress prices in the pink sheet market. Together with anticipated revenue, the Company estimates that this funding will be sufficient to fund the Company's business plan until March 2001. The Company has also received a separate commitment from Lloyds for the $500,000 down payment on the Betelgeuse transaction. The Company does not have a committed source of financing for the balance of the purchase price of the Betelgeuse acquisition. The Company has received a separate commitment from Lloyds for an additional $2 million in financing once the Company's common stock is relisted on the OTC Bulletin Board.


The Company has also received a non-binding letter of intent from Bryn Mawr Investment Group, Inc. to provide up to $10 million in financing to the Company through private or public offerings of securities, to be used for working capital and acquisitions.


The Company anticipates that its sales plus the $2,000,000 in financing will enable the Company to operate for the next twelve (12) months. None of the Company's committed or proposed financing is contingent on removing the "going concern" language from the Company's audit report.


ITEM 7.  FINANCIAL STATEMENTS.

                        SELECT MEDIA COMMUNICATIONS INC.

                              FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1999 and 1998

                                                                                   SELECT MEDIA COMMUNICATIONS INC.

                                                                                                           CONTENTS
-------------------------------------------------------------------------------------------------------------------
                                                                                                             Page
INDEPENDENT AUDITORS' REPORT                                                                                   1

FINANCIAL STATEMENTS

  Balance Sheet                                                                                              2-3
  Statements of Operations                                                                                   4-5
  Statement of Stockholders' Deficit                                                                           6
  Statements of Cash Flows                                                                                   7-8

NOTES TO FINANCIAL STATEMENTS                                                                               9-18

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $5,395,781 during the year ended December 31, 1999, and, as of that date, had a working capital deficiency of $3,637,572 and a stockholders' deficiency of $2,424,676. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is discussed in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                        s/ Marcum & Kliegman LLP

April 6, 2000, (except for Note 14) as to which the date is November 14, 2000 Woodbury, New York

                                                                                   SELECT MEDIA COMMUNICATIONS INC.

                                                                                                      BALANCE SHEET

                                                                                                  December 31, 1999
-------------------------------------------------------------------------------------------------------------------
                                                      ASSETS
CURRENT ASSETS

  Cash                                                                                $      344
  Accounts receivable, less allowance for doubtful accounts
    of $243,114                                                                          365,200
  Prepaid expenses and other current assets                                               64,507
  Due from stockholders                                                                  166,000
                                                                                     -----------

       Total Current Assets                                                                             $ 596,051

PROPERTY AND EQUIPMENT, Net                                                                               539,235

OTHER ASSETS

Reorganization value, net of accumulated
  amortization of $570,304                                                             1,873,854
  Deposit on acquisition                                                                 400,000
                                                                                     -----------

       OTHER ASSETS                                                                                     2,273,854
                                                                                                       ----------

       TOTAL ASSETS                                                                                    $3,409,140
                                                                                                       ==========

   The accompanying notes are an integral part of these financial statements.

                                                                                   SELECT MEDIA COMMUNICATIONS INC.

                                                                                                      BALANCE SHEET

                                                                                                  December 31, 1999
-------------------------------------------------------------------------------------------------------------------
                                     LIABILITIES AND STOCKHOLDERS' Deficiency

CURRENT LIABILITIES

 Accounts payable                                                                 $  1,315,977
 Accrued expenses                                                                    2,194,656
 Notes payable                                                                         567,500
 Current portion of capital lease obligation                                            55,490
 Reorganization liabilities, current portion                                           100,000
                                                                                 -------------

       Total Current Liabilities                                                                     $  4,233,623

OTHER LIABILITIES

 Capital lease obligation, net of current portion                                      120,224
 Reorganization liabilities, net of current portion                                  1,479,969
                                                                                  ------------

       Total Other Liabilities                                                                          1,600,193
                                                                                                      -----------

       TOTAL LIABILITIES                                                                                5,833,816

COMMITMENTS

STOCKHOLDERS' DEFICIENCY

 Common stock - $.001 par value; 35,000,000 shares
  authorized, and 9,607,592 shares issued and outstanding                                9,608
 Additional paid-in capital                                                          7,313,262
 Accumulated deficit                                                                (9,747,546)
                                                                                   -----------

       TOTAL STOCKHOLDERS' DEFICIENCY                                                                  (2,424,676)
                                                                                                      -----------

       TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIENCY                                                                    $  3,409,140
                                                                                                     ============

   The accompanying notes are an integral part of these financial statements.

                                                                                   SELECT MEDIA COMMUNICATIONS INC.

                                                                                           STATEMENTS OF OPERATIONS

                                                               For the Years Ended December 31, 1999 and 1998
-------------------------------------------------------------------------------------------------------------
                                                                        1999                           1998
                                                                  -------------------------------------------
SALES                                                             $ 2,310,002                     $   448,123

COST OF SALES                                                       1,294,889                         219,005
                                                                  -----------                     -----------

       GROSS PROFIT                                                 1,015,113                         229,118

OPERATING EXPENSES

  Selling, general and administrative expenses                      4,646,808                       1,304,615
  Loss on capital improvements receivable                             557,303                              --
  Stock-based compensation expense                                    881,466                       2,030,000
                                                                  -----------                     -----------

       TOTAL OPERATING EXPENSES                                     6,085,577                       3,334,615
                                                                  -----------                     -----------

       OPERATING LOSS                                              (5,070,464)                     (3,105,497)

OTHER INCOME (EXPENSE)

  Other income                                                         32,476                              --
  Interest expense                                                   (357,793)                     (1,164,798)
                                                                  -----------                     -----------

       TOTAL OTHER EXPENSE                                           (325,317)                     (1,164,798)
                                                                  -----------                     -----------

       LOSS BEFORE INCOME TAXES                                    (5,395,781)                     (4,270,295)

INCOME TAXES                                                               --                              --
                                                                  -----------                     -----------

       NET LOSS                                                   $(5,395,781)                    $(4,270,295)
                                                                  ===========                     ===========

PER SHARE DATA

 Basic and diluted net loss per common share                      $     (2.82)                    $    (68.57)
                                                                  ===========                     ===========

 Weighted Average Common Shares Outstanding                         1,915,582                          62,277
                                                                  ===========                     ===========

   The accompanying notes are an integral part of these financial statements.

                                                                                   SELECT MEDIA COMMUNICATIONS INC.

                                                                                 STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                     For the Years Ended December 31, 1999 and 1998
-------------------------------------------------------------------------------------------------------------------


                                                           Par         Additional
                                                          Value         Paid-in        Accumulated
                                           Shares         $0.001         Capital          Deficit           Total
                                  ----------------------------------------------------------------------------------

BALANCE - January 1, 1998                  50,727      $     51   $     281,949   $       (81,470) $       200,530

Issuance of stock for services             10,704            11       2,029,989                          2,030,000

Exercise of warrants                        5,867             6         479,994                            480,000

Conversion of debentures                   17,961            18       1,151,882                          1,151,900

Issuance of stock as finance
 Costs                                      1,667             2         257,498                            257,500

Net loss                                       --            --              --        (4,270,295)      (4,270,295)
                                    -------------      --------   -------------     -------------    -------------

BALANCE - December 31, 1998                86,926            88       4,201,312        (4,351,765)        (150,365)


Sale of common stock                    4,500,000         4,500         995,500                          1,000,000

Issuance of stock as finance costs          5,000             5                                                  5

Stock compensation                      4,006,666         4,006         877,460                            881,466

Issuance of stock for services          1,004,000         1,004         258,273                            259,277

Issuance of stock as payment of
   reorganization liabilities               5,000             5         420,718                            420,723

Gain on extinguishment of debt                 --            --         559,999                            559,999

Net loss                                       --            --              --        (5,395,781)      (5,395,781)
                                    -------------      --------   -------------       -----------      -----------

BALANCE - December 31, 1999             9,607,592        $9,608      $7,313,262       $(9,747,546)     $(2,424,676)
                                    =============      ========   =============       ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                                                                   SELECT MEDIA COMMUNICATIONS INC.

                                                                                           STATEMENTS OF CASH FLOWS

                                                                     For the Years Ended December 31, 1999 and 1998
-------------------------------------------------------------------------------------------------------------------
                                                                                 1999                       1998
                                                                            ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                                  $(5,395,781)               $(4,270,295)
                                                                            -----------                -----------
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Stock-based compensation                                                    881,466                  2,030,000
    Stock issued for services                                                   259,277                         --
    Depreciation and amortization                                               368,035                    250,876
    Provision for doubtful accounts                                             243,114                         --
  Changes in assets and liabilities:
    Increase in accounts receivable                                            (313,648)                  (294,666)
    Decrease (increase) in note receivable                                      194,800                   (194,800)
    Decrease (increase) in capital improvement receivable                        53,982                    (53,982)
    Decrease (increase) in prepaid expenses and other current
      Assets                                                                    244,525                    (51,532)
    Increase in accounts payable                                                926,947                    389,032
    Increase in accrued expenses                                              2,454,501                    300,154
    (Decrease) increase in reorganization liability                            (183,061)                    21,595
                                                                            -----------                -----------

       TOTAL ADJUSTMENTS                                                      5,129,938                  2,396,677
                                                                            -----------                -----------

       NET CASH USED IN OPERATING ACTIVITIES                                   (265,843)                (1,873,618)
                                                                            -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                                          (415,576)                   (69,616)
  Deposit on acquisition                                                       (400,000)                        --
                                                                            -----------                -----------

       NET CASH USED IN INVESTING ACTIVITIES                                   (815,576)                   (69,616)
                                                                            -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Repayments of capital lease obligation                                         (8,408)                        --
  Proceeds from notes payable                                                   138,000                  1,404,500
  Repayments of notes payable                                                        --                   (375,000)
  Proceeds from issuance of common stock                                        834,005                  1,031,900
                                                                            -----------                -----------

       NET CASH PROVIDED BY FINANCING  ACTIVITIES                           $   963,597                $ 2,061,400
                                                                            -----------                -----------

   The accompanying notes are an integral part of these financial statements.

                                                                                   SELECT MEDIA COMMUNICATIONS INC.

                                                                                STATEMENTS OF CASH FLOWS, Continued

                                                                     For the Years Ended December 31, 1999 and 1998
-------------------------------------------------------------------------------------------------------------------
                                                                               1999                         1998
                                                                           ----------------------------------------

       NET (DECREASE) INCREASE IN CASH                                     $(117,822)                    $ 118,166

CASH - Beginning                                                             118,166                            --
                                                                           ---------                     ---------

CASH - Ending                                                              $     344                     $ 118,166
                                                                           =========                     =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the years for:

  Interest                                                                 $  37,865                     $  27,196

Noncash investing and financing activities:

  Acquisition of equipment through capital leases                          $ 126,831                     $  57,291
  Conversion of debentures to common stock                                 $      --                     $ 600,000
  Stock issued as payment of reorganization liabilities                    $ 420,723                     $      --
  Deferred financing costs                                                 $      --                     $ 257,500
  Gain on extinguishment of debt                                           $ 559,999                     $      --

   The accompanying notes are an integral part of these financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Summary of Significant Accounting Policies

       Nature of Business

       Select Media Communications Inc. ("the Company") is an integrated media company engaged in producing and distributing programming.

       Revenue Recognition

       The Company recognizes revenues when services the Company performs are complete. Services are considered complete as follows:

       Broadcast Services

       Revenues derived from broadcast services, (including sale of news segments, transmission, studio facilities and crewing) are recorded when the service has been rendered and the project has been completed.

       Programming Services

       Revenues derived from programming (including the sale of non-cancelable license agreements for television programming and vignettes) are recognized when the programs and vignettes have been produced, are available for airing and all station clearances or acquisitions of media time have been obtained. Revenues from other license agreements are recorded when the program or vignette airs.

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

       Net Loss Per Share

       The Company computes per share amounts in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of the primary and fully dilutive earnings per share ("EPS") and requires presentation of the basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies, continued

       Net Loss Per Share

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

       During November 1999, the Company issued 4,006,666 shares, valued at 0.22 per share, of its common stock to two employees. The fair value was the same per share amount as the contemporaneous cash price received from Lloyds (see Note 2).

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


NOTE 2 - Private Placement

       The Company entered into an agreement on October 22, 1999 and amended November 1, 1999 with Lloyds Bahamas Securities, Ltd. ("Lloyds") to sell shares of the Company's common stock with Lloyds as their agent through an offering exempt from the SEC under Rule 504 of Regulation D of the Securities Act. In exchange for $1,000,000, Lloyds' investors received 4,500,000 new shares of the Company's common stock after a 1 for 300 reverse stock split (See Note 3). As a condition of the funding the Company agreed to acquire Nationsmusic.com, Inc. ("Nationsmusic") in exchange for 3,000,000 shares of the Company's common stock. The Company has not consummated its transaction with Nationsmusic.

NOTE 2 - Private Placement, continued

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



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


NOTE 4 - Loss on Capital Improvements Receivable

       Capital improvements receivable represents amounts paid or accrued by the Company for leasehold improvements which are to be reimbursed to the Company by the landlord pursuant to the lease agreement. Subsequent to December 31, 1999, the Company vacated the premises. Accordingly, the Company wrote off the receivable at December 31, 1999 (see Note 15).

       The Company is currently in dispute with its landlord in which the landlord is claiming certain lease payments are due on space occupied by the Company. The total amount claimed to be due by the landlord is approximately $300,000.


NOTE 5 - Property and Equipment

       Property and equipment at December 31, 1999 consist of the following:

       Property and equipment                                    $ 593,444
       Leasehold improvements                                       75,870
                                                                 ---------
                                                                   669,314
       Less:  accumulated depreciation and amortization           (130,079)
                                                                 ---------
            Property and Equipment, net                          $ 539,235
                                                                 =========

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - Property and Equipment, continued

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

       Minimum future lease payments under capital leases as of December 31, 1999 for each of the next three years, and in the aggregate, are as follows:

                                    For the Year Ending
                                       December 31,                                Amount
                        -------------------------------------------- ---------------------
                                           2000                                 $   82,812
                                           2001                                     72,576
                                           2002                                     61,762
                                                                                ----------
                        Total minimum lease payments                               217,150
                        Less: amount representing interest                          41,436
                                                                                ----------
                        Present value of minimum lease
                         Payments                                                 $175,714
                                                                                ==========
                        Current Portion                                         $   55,490
                        Long-term Portion                                          120,224
                                                                                ----------
                                           Total                                  $175,714
                                                                                ==========

       Interest rates on capitalized leases vary from 7.91% to 29.39% and are imputed based on the lessor's implicit rate of return.

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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
                                                                    ========

       The Company has notes payable to a shareholder for $375,000. The notes bear interest at 10% and had original maturity dates in November and December 1999. These maturity dates were subsequently extended and are currently due upon demand. The individual received, 6,667 shares of common stock as compensation. The market value of the shares issued were treated as debt issuance costs (interest) which was amortized over the life of the loan. Debt issuance cost recognized in 1999 and 1998 was $243,678 and $11,822 respectively.


NOTE 8 - Letter of Credit

       An individual has signed a letter of credit on behalf of the Company for $1,000,000 acting as a security deposit on the office space occupied by the Company. If the Company defaults on the lease, money will be drawn from this letter of credit. To date, no consideration has been given to this individual for signing this letter of credit. During November 2000, the Bank has drawn down the $1,000,000 letter of credit to the benefit of the previous landlord and the Company has vacated the premises.


NOTE 9 - Income Taxes

       Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax asset of the Company consist primarily of the net operating loss carryforwards, increase in allowance for doubtful accounts and accrued expenses that are not currently deductible. The Company has recorded a full valuation allowance against its deferred tax asset, as it is not assured, it can recognize such an asset in the future. At December 31, 1999, the Company has significant net operating loss carryforwards of approximately $10,000,000 which will expire in 2019.

NOTE 9 - Income Taxes, continued

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       In accordance with the provisions of the Internal Revenue Code Section 382, utilization of the Company's net operating loss carryforward is severely limited.


NOTE 10 - Debt Extinguishment

       In October 1999, a note payable to a stockholder in the amount of $560,000 was extinguished for $1. As additional consideration the note holder exchanged 3,334 unrestricted shares (valued at $.022 per share) of the Company's common stock for 200,000 restricted shares (valued at $0.22 per share) of the Company's common stock held by Lloyds. Since the exchange occurred between related parties to the Company, the resulting gain has been recorded to additional paid in capita. The gain on extinguishment of debt is as follows:

            Note payable                  $560,000
            Less: Cash payment                  (1)
                                          --------
                                                           $559,999
                                                           ========


NOTE 11 - Commitments

       Leasing Agreements

       The Company leases office space under an operating lease agreement, which expires on February 15, 2015. Rental expense was $560,241 and $93,373 for the years ended December 31, 1999 and 1998, respectively.

       Minimum future rental commitments under this lease as of December 31, 1999 are as follows:

                                  For the Year Ending
                               December 31, Amount
                               ---------------------------------------
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
                                                            ==========

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - Commitments, continued

       Leasing Agreements, continued
       In addition, as part of the operating lease describe above, the Company has agreed to lease additional premises at the same facility. Occupation of the additional premises is pending certain building modifications to be performed by the landlord. Upon the commencement date of the additional space, rental commitments will be $360,665 per annum for years one through five, $387,885 per annum for years six through ten and $415,105 per annum for years eleven through the expiration date of the lease.

       Sublease Agreement

       The Company entered into lease agreements during the fiscal year ended December 31, 1999 wherein customers sublease space from the Company.

       Minimum future payments from subtenants as of December 31, 1999 for each of the next two years are as follows:

                               December 31,         Amount
                               ------------        --------
                                   2000             $90,000
                                   2001               7,000
                                                   --------
                                   Total            $97,000
                                                   ========

       During November 2000, the Company vacated the office space covered by this lease (see Note 15).

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

       Employment Agreements

       The Company has entered into employment agreements with the chief executive officer and three employees, two on October 25, 1999 and two on January 1, 2000. Two of these agreements expire in 2002 and two expire in 2004. Two of these agreements provide for bonuses based on percentages of net profits, as specified in their respective employment agreements.

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - Commitments, continued

       Employment Agreements, continued

       Future minimum payments related to these agreements for the next five (5) years are as follows:

                               For the Year Ending
                                    December 31,               Amount
                               --------------------        -----------
                                         2000              $   633,333
                                         2001                  816,667
                                         2002                  916,667
                                         2003                  833,333
                                         2004                  833,333
                                                           -----------
                                            Total          $ 4,033,333
                                                           ===========

       For past services performed, the chief executive officer and one of the employees that entered into the above employment agreements received 4,006,666 shares of the Company's common stock during 1999. As a result of this issuance, the Company recognized $881,470 of compensation expense.

       Pursuant to the agreements entered into on January 1, 2000, the two employees were granted 100,000 restricted shares each for past services performed. These shares vest to the employees on the first anniversary of the agreements. The market value of these shares on the first day of trading after the granting of the shares was $1,100,000. The value of the grants has not been included in the statement of operations for the year ended December 31, 1999.


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


NOTE 13 - Bankruptcy Proceedings

       On August 28, 1997 the United States Bankruptcy Court of the Southern District of New York confirmed the Company's Plan of Reorganization. The plan stipulated payments totaling $2,444,158 to be paid to certain secured, administrative and unsecured creditors. It was determined that the Company's reorganization value computed immediately before August 28, 1997, the date of plan confirmation, was $2,444,158, which is being amortized over a period of

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 13 - Bankruptcy Proceedings, continued

       10 years. The Company adopted fresh start reporting because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post petition liabilities and allowed claims.

       The reorganization was determined by discounting future cash flows of the reconstituted business that emerged from bankruptcy and the expected proceeds from assets and collections from assets not required in the reconstituted business.

       The remaining bankruptcy liabilities at December 31, 1999 consists of the following:


                        Class of Creditors
       -----------------------------------------------------
       Class 1 - Secured                                         $       --
       Class 2 - Priority and Administrative                      1,129,969
       Class 3 - Unsecured                                          450,000
                                                                 ----------
              Total                                              $1,579,969
                                                                 ==========
       Short-Term                                                $  100,000
       Long Term                                                 $1,479,969

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

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 14 - Subsequent Events

       On January 18, 2000 the Company purchased all of the issued and outstanding common stock of Sigma Sound Services, Inc. ("Sigma") pursuant to the terms of a stock purchase agreement (the "Agreement"). The purchase price for Sigma's common stock was $1,000,000 of which $400,000 was paid in 1999. The transaction will be accounted for under the purchase method of accounting.

       On March 8, 2000, the Company purchased certain contracts of After Hours Production, Inc. Pursuant to the terms of an asset purchase agreement ("AHP" Agreement). The purchase price was $125,000. This transaction will be accounted for as a purchase of an intangible.

       On September 11, 2000, the Company entered into a non-binding letter of intent to purchase all the assets and liabilities of Betegeuse Productions, LLC for a purchase price of $10,000,000, subject to adjustment.

       As discussed in Notes 4 and 11, the Company has vacated its office space located at 666 Third Avenue, New York, New York. The Company is currently involved in litigation with its former landlord. The outcome of this litigation is uncertain, however, if the Company obtains an adverse judgement, it may have a material impact to the financial statements. The Company has accrued all unpaid rent through September 30, 2000 and has accrued costs incurred in renovating the office space of approximately $700,000.


NOTE 15 - Going Concern Uncertainty

       As shown in the accompanying financial statements, the Company incurred a net loss of $5,395,781 during the year ended December 31, 1999, and, as of that date, the Company's current liabilities exceeded its current assets by $3,637,572, and the stockholders' deficiency was $2,424,676. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


As of February 1, 2000, the Company engaged Markum & Kleigman, LLP as its independent certified public accountants. On October 30, 2000, the Company filed a Form 8-K on this matter.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


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




MITCH GUTKOWSKI, Chairman of the Board, Chief Executive Officer and Director, founded Select Media in 1981 and as Chairman coordinates the efforts of the Company's divisions and oversees operations. With the Board of Directors as a group, Mr. Gutkowski oversees strategic planning for the Company. Before founding Select Media, Mr. Gutkowski was Vice President for Advertising Sales for Pro-Sport Entertainment, Inc. Mr. Gutkowski was Chairman of the Board and Chief Executive Officer of the Company in 1995, when the Company filed for bankruptcy protection under Chapter 11. See "Description of Business."


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


JOE TARSIA, President of Sigma, started his recording career in 1958, building and maintaining local Philadelphia recording studios. In 1961, he joined Cameo Parkway Records, where he quickly rose to the position of Chief Engineer for such artists as Bobby Rydell, Chubby Checker, the Dovells and the Orlons. In 1968, Mr. Tarsia founded Sigma Sound Studios as an independent recording studio, which became the home of major record producers Kenny Gamble, Leon Huff and Thom Bell, and the birthplace of THE SOUND OF PHILADELPHIA. Two producers, Ken Gamble and Thom Huff of Philadelphia International

Records, and other independent producers, working with Joe Tarsia and the staff of Sigma, shared ideas on what constituted good and innovative music that became extremely popular and influential in the 1970's and became known as the Sound of Philadelphia. This particular style influenced the development of Disco, R&B and Soul, as well as mainstream pop music.


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

Mr. Tarsia is President of Sigma.


BILLY TERRELL, Executive Vice President of Sigma, has spent the last 30 years in the music business. Over the course of his career, he has written, arranged or produced over 300 works released by Frankie Avalon, Helen Reddy, David Clayton-Thomas, LeVert, The Manhattans, The Moments and others. Mr. Terrell has written or produced works for Columbia Records, Atlantic, Polydor, Mercury, RCA and Paramount, among others. His hits span many genres, from pop to R & B to jazz. He continues to write, arrange and produce musical works through Sigma and AHP.


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

Compliance with Section 16



In the period covered by this report, Mr. Gutkowski is late in filing a form 4 and Mr. Sartorio and Mr. Mongiardo are late in filing form 3's.



ITEM 10.  EXECUTIVE COMPENSATION.

Executive Compensation. The following table sets forth the compensation received for services rendered to the Company during the fiscal year ended December 31, 1999 by our Chief Executive Officer. Except for the CEO, the Company had no officers who earned more than $100,000 during the fiscal year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE



                                                                                       Long-Term Compensation
                                                                                                               All
Name And Principal                  Annual Compensation       Other Annual                     Awards         Other
Position                   Year     Salary($)  Bonus($)       Compensation      Restricted Stock    Options   Awards
--------                   ----     ---------  --------       ------------      ----------------   --------   ------
Mitch Gutkowski            1999     $252,000    $0                None              $440,000         None      None
Chief Executive Officer    1998     $200,000    $0                None              None             None      None
                           1997     $      0    $0                None              None             None      None



The Company did not pay to our Chief Executive Officer or any executive officer any compensation intended to serve as incentive for performance to occur over a period longer than one year pursuant to a long-term incentive plan in the fiscal year ended December 31, 1999. The Company does not have any defined benefit or actuarial plan with respect to our Chief Executive Officer or any executive officer under which benefits are determined primarily by final compensation and years of service. On October 25, 1999, Mr. Gutkowski was issued 2,000,000 shares of restricted common stock for prior services to the Company. Mr. Gutkowski provided substantial services to the Company from the period beginning before the Company filed for bankruptcy court protection in November, 1995 to up to and including October 24, 1999. For much of that period, Mr. Gutkowski did not take a salary, or took a reduced salary. The $440,000 value placed on the stock issued to Mr. Gutkowski is based on sales made by the Company that took place just before the issuance to Mr. Gutkowski. Mr. Gutkowski was responsible for bringing in the consultants and independent contractors who brought the Company back into business after the bankruptcy. On October 25, 1999, the Company reduced Mr. Gutkowski's salary from $300,000 per year to $200,000 per year in order to conserve the Company's cash resources.


OPTION GRANTS

The Company granted no stock options in the fiscal year ended December 31, 1999.

EMPLOYMENT CONTRACTS


The Company has an employment contract with Mr. Gutkowski to act as the Company's president and chief executive officer, which provides for a yearly salary of $200,000 in 2000, $300,000 in 2001, $350,000 in 2002, $400,000 in 2003
and $450,000 in 2004, with a bonus of 2% of the Company's net profits, determined and paid quarterly. This agreement has a term of 5 years and expires October 2004. For the period from January 1 to October 1, 2000, Mr. Gutkowski's salary was $300,000 per year.



Mr. Mongiardo and Mr. Simmons, the Company's non-employee directors, are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as directors of the Company. Insofar as these directors are engaged in other business activities, management anticipates they will devote only a minor amount of time to the Company's affairs.


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

Name and
Address of                          Nature of
Beneficial                          Beneficial                         Number of
Owner                               Ownership                          Shares             Percent
-----                               ---------                          ------             -------
Mitch Gutkowski(1)                  Record                             2,000,000           20.8%

James Mongiardo(1)                  Record                               100,000              1%

Chet Simmons (1)                    Record                                11,600             (2)

Dominick Sartorio                   Record                             2,000,000           20.8%
215 Route 110
Huntington, NY 11746

All officers and directors as
    a group (3 persons)                                                2,111,600           22.0%

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         Item 1.  Exhibit Index

         Exhibit   No
         (3)      Articles of Incorporation and Bylaws

                  3.1      Articles of Incorporation *
                  3.2      Bylaws    *

         (10)     Material Contracts


         10.1     Employment Agreement with Mitch Gutkowski ***


10.2 Stock Purchase Agreement for the Purchase of all the outstanding Common Stock of Sigma Sound Studio, Inc. **


10.3 Letter of Intent for the purchase of all the assets and liabilities of Betelgeuse Productions, LLC.***



10.4     Agreements with Lloyds regarding Financing ***



10.5 Non-Binding Letter of Intent with Bryn Mawr Investment Group regarding Financing ***


         (21)     Subsidiaries of the Registrant


         21.1     Subsidiaries of the Registrant***



         (27)     Financial Data Schedule



         27.1     Financial Data Schedule ***










* Incorporated by reference to Exhibits to Registrant's original Registration Statement Number 33- 80412 filed under the Securities Act of 1933 on August 19, 1994.


** Incorporated by reference to Exhibits to Registrant's Form 10KSB/A1 filed under the Securities and Exchange Act of 1934 on July 27, 2000.



*** Filed herewith.



Item 2 Reports on Form 8-K.

         During the period covered by this report, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Select Media caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SELECT MEDIA COMMUNICATIONS, INC.


                                    By: /s/ MITCH GUTKOWSKI
                                        -----------------------------
                                        Mitch Gutkowski, Chief Executive Officer


Date: 11/15/2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By /s/ MITCH GUTKOWSKI
   ------------------------------------------------------
       Mitch Gutkowski, Chief Executive Officer, Director


Date:  11/15/2000


By /s/ ANTHONY URBANO
   -------------------------------
       Anthony Urbano, Controller


Date: 11/15/2000


By: /s/ JAMES MONGIARDO
    -------------------
        James Mongiardo, Director



Date: 11/  /2000



By:  /s/ CHET SIMMONS
     ----------------
         Chet Simmons, Director


Date: 11/15/2000