Form 10QSB/A
period 2000-03-31
SELECT MEDIA COMMUNICATIONS INC
filed 2000-11-20
CIK 925648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A1


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

  _____________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

       Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS


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

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET

                                                                  March 31, 2000


                                     ASSETS

CURRENT ASSETS
  Cash                                                         $    3,315
  Accounts receivable, less allowance for doubtful
    accounts of $505,659                                          107,870
  Prepaid expenses and other current assets                        65,056
                                                               ----------


    Total Current Assets                                                        $  176,241


PROPERTY AND EQUIPMENT, Net                                                        602,059
                                                                                ----------


OTHER ASSETS
  Goodwill, net of accumulated amortization of $80,375            884,129
  Intangibles, net of accumulated amortization of $3,472          121,528
  Reorganization value, net                                     1,812,750
                                                               ----------


       Total Other Assets                                                        2,818,407
                                                                                ----------


    TOTAL ASSETS                                                                $3,596,707
                                                                                ==========


                                 See notes to consolidated financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET

                                                                  March 31, 2000

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
 Accounts payable                                                    $  1,553,445
 Accrued expenses                                                       2,283,169
 Notes payable                                                            922,500
 Current portion of capital lease obligation                               62,996
 Reorganization liabilities, current portion                              100,000
 Due to stockholders                                                    1,429,000
                                                                     ------------

    Total Current Liabilities                                                            $  6,351,110

OTHER LIABILITIES
 Capital lease obligation, net of current portion                          57,249
 Reorganization liabilities, net of current portion                     1,384,890
                                                                     ------------

    Total Other Liabilities                                                                 1,442,139
                                                                                         ------------

    TOTAL LIABILITIES                                                                       7,793,249
                                                                                         ------------

COMMITMENTS

STOCKHOLDERS' DEFICIT
 Common stock - $.001 par value; 35,000,000 shares authorized,
  9,757,592 shares issued and outstanding, respectively                     9,758
Additional paid-in capital                                              7,346,112
Accumulated deficit                                                   (11,552,412)
                                                                     ------------

    TOTAL STOCKHOLDERS' DEFICIT                                                            (4,196,542)
                                                                                         ------------

    TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIT                                                              $  3,596,707
                                                                                         ============


                                 See notes to consolidated financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                              UNAUDITED STATEMENTS OF OPERATIONS

                              For the Three Months Ended March 31, 2000 and 1999


                                                             For the Three Months Ended March 31,
                                                                   2000               1999
                                                                -----------        ---------
SALES                                                           $   164,217        $ 780,723

COST OF SALES                                                       119,372          359,294
                                                                -----------        ---------

    GROSS PROFIT                                                     44,845          421,429

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Selling, general and administrative expenses                    1,785,416          782,883
  Stock based compensation expense                                   33,000               --
                                                                -----------        ---------

       Total Selling, General and Administrative expenses         1,818,416          782,883

       OPERATING LOSS                                            (1,773,571)        (361,454)

OTHER INCOME (EXPENSE)
  Other income                                                       12,007               --
  Interest expense                                                  (43,302)         (15,603)
                                                                -----------        ---------

       TOTAL OTHER INCOME (EXPENSE)                                 (31,295)         (15,603)
                                                                -----------        ---------

       LOSS BEFORE INCOME TAXES                                  (1,804,866)        (377,057)

INCOME TAXES                                                             --               --
                                                                -----------        ---------

       NET LOSS                                                 $(1,804,866)       $(377,057)
                                                                ===========        =========

PER SHARE DATA
Basic and diluted net loss per common share:
   Net loss                                                     $     (0.19)       $   (4.26)
                                                                ===========        =========
 Weighted Average Common Shares Outstanding                       9,757,592           88,585
                                                                ===========        =========


                                 See notes to consolidated financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                              UNAUDITED STATEMENTS OF CASH FLOWS

                              For the Three Months Ended March 31, 2000 and 1999


                                                                     For the Three Months Ended
                                                                              March 31,
                                                                       2000                1999
                                                                    -----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $(1,804,866)       $(377,057)
                                                                    -----------        ---------
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Stock-based compensation                                             33,000               --
    Depreciation and amortization                                       186,727           88,513
    Increase in allowance for doubtful accounts                         262,545           20,156
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                           29,302         (278,332)
    Decrease in note receivable                                              --           43,200
    Increase in prepaid expenses and other current assets                  (549)          (3,336)
    Increase in accounts payable                                        178,783          117,109
    Increase in accrued expenses                                         42,177          563,211
    Decrease in reorganization liability                                (95,079)        (145,406)
                                                                    -----------        ---------

    TOTAL ADJUSTMENTS                                                   636,906          405,115
                                                                    -----------        ---------

    NET CASH (USED IN) PROVIDED BY OPERATING
      ACTIVITIES                                                     (1,167,960)          28,058
                                                                    -----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                        --         (225,587)
  Purchase of Sigma Sound Services Inc., net of cash acquired          (198,600)              --
  Purchase of intangible assets                                        (125,000)              --
                                                                    -----------        ---------

    NET CASH USED IN INVESTING ACTIVITIES                           $  (323,600)       $(225,587)
                                                                    -----------        ---------

                                 See notes to consolidated financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                   UNAUDITED STATEMENTS OF CASH FLOWS, Continued

                              For the Three Months Ended March 31, 2000 and 1999


                                                          For the Three Months Ended
                                                                  March 31,
                                                           2000              1999
                                                        -----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of capital lease obligations                 $   (55,469)       $ (14,421)
  Proceeds from notes payable                                    --          135,000
  Repayments of notes payable                               (45,000)              --
  Advances from shareholders                              1,595,000               --
                                                        -----------        ---------

   NET CASH PROVIDED BY FINANCING ACTIVITIES              1,494,531          120,579
                                                        -----------        ---------

       NET INCREASE IN CASH                                   2,971          (76,950)

CASH AT BEGINNING OF PERIOD                                     344          118,165
                                                        -----------        ---------

CASH AT END OF PERIOD                                   $     3,315        $  41,215
                                                        ===========        =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the years for:
  Interest                                              $    24,290        $  15,603

Noncash investing and financing activities:

  Sigma Sound Services, Inc. acquisition:
     Issuance of note payable                           $   400,000        $      --
     Deposit applied to the purchase price              $   400,000        $      --


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

       Basis of Presentation
       The accompanying Unaudited Consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to the financial statements and in conjunction with our audited financial statements contained in Form 10KSBA (filed on November 16, 2000)

       Basis of Consolidation
       The consolidated financial statements include the accounts of Select Media Communications ("Select"), and it wholly-owned subsidiary Sigma Sound Services, Inc. ("Sigma"), collectively referred to as the ("Company"). All significant inter-company transactions and balances have been eliminated in consolidation.


NOTE 2 - Acquisitions

       On January 18, 2000 the Company purchased all of the issued and outstanding common stock of Sigma Sound Services, Inc. ("Sigma") pursuant to the terms of a stock purchase agreement (the "Agreement"). The purchase price for Sigma's common stock was $1,000,000 with $400,000 paid at the signing of the Agreement, $200,000 paid at closing and a $400,000 10% secured note. The note is payable in two installments of $200,000 plus accrued interest on March 31, 2000 and January 3, 2001. The note is secured by all of the Company's existing and future customer accounts, general intangibles, equipment, goods, instruments and inventory. The transaction was accounted for under the purchase method of accounting. The fair market value of assets acquired approximates their book value and the date of acquisition. Goodwill acquired through this Agreement amounted to $964,504 and is being amortized over a 3-year life. Amortization expense for the three months ended March 31, 2000 was $80,375.

       On March 8, 2000 the Company purchased certain contracts of After Hours Productions, Inc ("AHP") pursuant to the terms of an asset purchase agreement (the "AHP Agreement"). The purchase price was $125,000 with $25,000 paid as a deposit on the purchase at the signing of the AHP Agreement and $100,000 paid at closing. The Company recorded an intangible asset of $125,000 as a result of the purchase. The intangible asset is being amortized over 3 years and amortization expense for the month ended March 31, 2000 was $3,472.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - Funding Agreement

       On January 15, 2000 the Company entered into an agreement with an Investment Bank to sell shares of the Company's common stock. In exchange for funding up to $2,000,000 in the aggregate, the Investment Bank's investors can receive up to 4,000,000 shares of the Company's common stock at a price of $ .50 per share. At March 31, 2000 the amount due to the Investment Bank/Stockholder was $1,429,000.

       On April 13, 2000 the Company issued 2,814,000 shares of common stock to the Investment Bank in settlement of advances made to the Company in the amount of $1,407,000.


NOTE 5 - Commitments

       Employment Agreements
       On January 1, 2000 the Company entered into two employment agreements. One of the employees was terminated and the Company entered into a separation and release agreement on April 28, 2000. Pursuant to the employment and separation and release agreements, the employees were issued 100,000 and 50,000, respectively, of restricted shares for past services performed. As a result of these issuances, the Company recognized $33,000 ($0.22 per share) of stock based compensation expense. Future minimum compensation to the remaining employee under this agreement is $125,000 for the year ended December 31, 2000 and $100,000 for the years ended December 31, 2001 and 2002.


NOTE 6 - Related Party Transaction

       In January 2000, the Company reimbursed one of its officers/shareholders $100,000 for amounts previously contributed by him pursuant to the Company's Plan of Reorganization.


NOTE 7 - Litigation

       The Company has vacated its office space located at 666 Third Avenue, New York, New York. The Company is currently involved in litigation with its former landlord. The outcome of this litigation is uncertain, however, if the Company obtains an adverse judgment, it may have a material impact to the financial statements. The Company has accrued all unpaid rent through September 30, 2000 and has accrued costs incurred in renovating the office space of approximately $700,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


This Management's Discussion and Analysis of financial condition and results of Operations may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including financial, regulatory environment and trend projections, estimated costs to complete or possible future revenues from the Company's expansion plans, the likelihood of successful completion of such plans, as well as any statements preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions; and other statements contained herein regarding matters that are not historical facts. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward- looking statements below (the "Cautionary Statements") include, without limitation: (1) the ability of the Company to continue its national rollout of its service bureaus; (2) the ability of the Company to market its suite of telecommunications connectivity services to small and medium size businesses in its service areas; (3) the effects of vigorous competition in the markets in which the Company operates; (4) the impact of technological change on the Company's businesses, new entrants and alternative technologies in the Company's business; (5) regulatory risks, including the impact of the Telecommunications Act of 1996; (6) the impact of competitive services and pricing; (7) risks associated with debt service requirements and interest rate fluctuations; and (8) other risks referenced from time to time in the Company's filings with the SEC, including the Form 10-KSB for the year ended December 31, 1999. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



The following discussion and analysis relates to the financial condition and results of operations of the Company for the three months ended March 31, 2000, and 1999. The information should be read in conjunction with the "Management's Discussion and Analysis" and consolidated financial statements and notes thereto contained herein and in the Form 10-KSB for the year ended December 31, 1999.


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



In the period from the Company's bankruptcy filing in October 1996 until September 1998, the Company was essentially dormant. In 1999, the Company was dependent upon one major customer (General Motors Corporation) for over 35% of its revenues, most of which were received in the first six months of the year. Beginning in the fall of 1999, the Company began its restructuring and moved its offices. In the period covered by this report, the Company has had minimal revenues as it has focused on restructuring its business and acquiring Sigma and AHP (described below). In the quarter ended March 31, 2000, the Company has not been dependent on any major customers, and does not reasonably foresee any such dependence for the balance of the current year.



In January 2000, Select Media repositioned itself as the owner of entertainment content providers whose product can be marketed through traditional media and over the Internet. In January 2000, Select Media purchased all the outstanding stock of Sigma Sound Services, Inc. ("Sigma"). Sigma is a full service recording studio that provides services to record companies, independent artists and record producers. In March 2000, Select Media purchased contracts and other assets of After Hours Productions, Inc. ("AHP"), along with the AHP name (the "AHP Acquisition"). AHP creates custom music and video products. The Sigma acquisition was accounted for as a purchase and the AHP Acquisition was accounted for as a purchase of contracts. See Financial Statements and notes to Financial Statements.


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





RESULTS OF OPERATIONS

REVENUES

The following table sets forth certain items from the Registrant's consolidated statements of operations as a percentage of net revenues for the periods indicated:

                                             For the Year ended             For the Quarter Ended
                                             December 31,                   March 31,
                                             ---------------------          ----------------------------
                                              1999                          2000             1999
                                             --------------------           ----------------------------
Net revenues                                  100.0%                           100.0%          100.0%
Cost of revenues                               56.1%                            72.7%           46.0%
Gross profit (Loss)                            43.9%                            27.3%           54.0%

Operating expenses:
  Selling, General and administrative         201.2%                          1087.2%          100.3%
  Nonrecurring costs                           62.3%                            20.0%              0%

    Total operating expenses                  263.5%                          1107.3%          100.3%

Operating income (loss)                      (219.5)%                        (1080.0)%         (46.3)%
Other income and expense, net                 (14.1)%                          (19.1)%          (2.0)%

Income (loss) before income taxes            (233.6)%                        (1099.1)%         (48.3)%
Provision  for  (benefit  from)
  income taxes                                    0%                               0%              0%

Net income (loss)                            (233.6)%                        (1099.1)%         (48.3)%
                                             ------                          -------           -----

Net Revenues                                 (233.6)%                        (1099.1)%         (48.3)%



Before the Sigma acquisition, Select Media's net revenues were derived mainly from the sales of vignettes, video press releases and SITN. In the quarter ended March 31, 2000, net revenues decreased by $616,506, or 79%, to $164,217 from $780,723 in the quarter ended March 31, 1999. The decrease in net revenues during the first quarter of 2000 was primarily attributable to the end of the video press release contract with General Motors Corporation, the Company's focusing on the Sigma and AHP acquisitions and a significant decline in revenues from its international news operations because of the inability to use studio space in its new facility. Select Media expects SITN revenues in the coming year to be significantly lower than 1999 levels.


GROSS PROFIT

Cost of revenues consists primarily of costs associated with studio time and transmission of signal for SITN and with producing vignettes and video press releases and marketing the finished product, including scriptwriting, filming, salaries and post-production processing and editing. The resulting gross profit fluctuates based on factors such as salary expense, editing and marketing. Re-use of vignettes and portions thereof increases profits. Gross margin decreased to 27.3% in the quarter ended March 31, 2000, compared to 54% in the quarter ended March 31, 1999. The decrease during the quarter ended March 31, 2000 was primarily due to the inability to use studio space in its new facility, plus costs of integrating the Sigma and AHP acquisitions. The Company currently expects gross margins during 2000 to be lower than 1999 levels. In the current year, the Company expects the Sigma acquisition to have a positive effect on both revenues and gross margin.


EXPENSES


Selling, general and administrative expenses were $1,785,416 in the quarter ended March 31, 2000 compared with $782,883 in the quarter ended March 31, 1999, for an increase of $1,002,533, or 128.1%. This increase was attributable to expenses for the expansion of the Company's business and relocation of the Company's offices, as well as the costs associated with the Sigma and AHP acquisitions, including payroll and professional fees. The Company also incurred a non-recurring stock based compensation expense of $33,000 in the quarter ended March 31, 2000.

LOSSES


The Company incurred losses from operations of $(1,773,571) in the quarter ended March 31, 2000 compared to $(361,454) in the quarter ended March 31, 1999, for an increase of $(1,412,117) or 390.7%. The increase in losses was due primarily to the end of the General Motors contract for video press releases, a decrease in SITN business caused by its inability to use its studio space in the Company's new facility, the expenses of the Sigma and AHP acquisitions and a non-recurring stock based compensation expense of $(33,000) in the quarter ended March 31, 2000, caused by issuances of stock to two of the Company's employees. At that time, the Company did not have the cash resources to pay these persons to remain with the Company. Net other expenses were $(31,295) in the quarter ended March 31, 2000 and $(15,603) in the quarter ended March 31, 1999, for an increase of $(15,692) or 100.6%.


LIQUIDITY AND CAPITAL RESOURCES


Select Media has significant capital needs, which to date Select Media has met through private sales of its equity and loans. Select Media will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity, loans, or by a public offering of its equity or debt securities. In October 1999, Select Media sold 4,500,000 shares of common stock for $0.22 per share. Select Media has received a commitment from Lloyds Bahamas Securities, LTD ("Lloyds") for $2 million in additional financing for the year 2000 and is continuing in efforts to increase capital resources. Of the $2 million additional committed financing, the Company has received $1,429,000 in the form of convertible notes in 2000 by March 31, 2000, part of which was used in the Sigma and AHP acquisitions.

  The notes convert into shares of restricted common stock at $0.50 per share at Lloyds' option. Sales of common stock by the Company at less than the current trading price could tend to depress prices in the pink sheet market. Together with anticipated revenue, the Company estimates that this funding will be sufficient to fund the Company's business plan until March 2001. The Company has received a separate commitment from Lloyds for an additional $2 million in financing once the Company's common stock is relisted on the OTC Bulletin Board.



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

         Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable

ITEM 5. OTHER INFORMATION.


         In January 2000, Select Media purchased all the outstanding stock of Sigma Sound Services, Inc. ("Sigma"). Sigma is a full service recording studio that provides services to record companies, independent artists and record producers. In March 2000, Select Media purchased the contracts and other assets of After Hours Productions, Inc. ("AHP"), along with the AHP name. AHP creates custom music and video products. The Sigma acquisition was accounted for as a purchase and the AHP acquisition was accounted for as a purchase of contracts. See Financial Statements and notes to Financial Statements.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


    Exhibits

             Exhibit 27.1  -  Financial Data Schedule



    Reports on Form 8-K

         Not Applicable

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                      SELECT MEDIA COMMUNICATIONS, INC.
                                      ---------------------------------
                                               (Registrant)



Date:   November 20, 2000             /s/ Mitch Gutkowski
     ------------------------         ---------------------------------------
                                      MITCH GUTKOWSKI, Chief Executive Officer