Form 10QSB
period 2000-09-30
SELECT MEDIA COMMUNICATIONS INC
filed 2000-11-20
CIK 925648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


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



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,051,592 Shares of Common Stock



Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        SELECT MEDIA COMMUNICATIONS INC.
                                 AND SUBSIDIARY

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 2000 and 1999

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

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                            UNAUDITED CONSOLIDATED BALANCE SHEET

                                                              September 30, 2000
--------------------------------------------------------------------------------


                                   ASSETS

CURRENT ASSETS
  Cash                                                         $   10,248
  Accounts receivable, less allowance for doubtful
    accounts of $505,659                                          142,354
  Prepaid expenses and other current assets                       159,594
                                                               ----------


    Total Current Assets                                                         $  312,196
                                                                                 ----------


PROPERTY AND EQUIPMENT, Net                                                         679,710
                                                                                 ----------

OTHER ASSETS
  Goodwill, net of accumulated amortization of $241,126           723,378
  Intangibles, net of accumulated amortization of $24,305         100,695
  Reorganization value, net of accumulated amortization of
    $753,616                                                    1,690,542
                                                               ----------


       Total Other Assets                                                         2,514,615
                                                                                 ----------


    TOTAL ASSETS                                                                 $3,506,521
                                                                                 ==========

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                            UNAUDITED CONSOLIDATED BALANCE SHEET

                                                              September 30, 2000
--------------------------------------------------------------------------------


                          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable                                                   $  1,702,404
 Accrued expenses                                                      3,036,698
 Notes payable                                                           945,474
 Current portion of capital lease obligation                              86,286
 Reorganization liabilities, current portion                             100,000
 Due to stockholders                                                   1,326,900
                                                                    ------------

    Total Current Liabilities                                                          $  7,197,762
                                                                                       ------------

OTHER LIABILITIES
 Capital lease obligation, net of current portion                         16,198
 Reorganization liabilities, net of current portion                    1,384,890
                                                                    ------------

    Total Other Liabilities                                                               1,401,088
                                                                                       ------------

    TOTAL LIABILITIES                                                                     8,598,850
                                                                                       ------------

COMMITMENTS

STOCKHOLDERS' DEFICIT
 Common stock - $.001 par value; 35,000,000 shares authorized,
  13,051,592 shares issued and outstanding                                13,051
 Additional paid-in capital                                            8,989,819
 Accumulated deficit                                                 (14,095,199)
                                                                    ------------

    TOTAL STOCKHOLDERS' DEFICIT                                                          (5,092,329)
                                                                                       ------------

    TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIT                                                            $  3,506,521
                                                                                       ============

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                              UNAUDITED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                           For the Nine Months                      For the Three Months
                                                            Ended September 30,                      Ended September 30,
                                                          2000                 1999               2000                 1999
                                                      -------------------------------------------------------------------------
SALES                                                 $    530,636         $ 2,217,821         $    166,579         $   174,890

COST OF SALES                                              318,313           1,001,699               62,671             143,018
                                                      ------------         -----------         ------------         -----------

   GROSS PROFIT                                            212,323           1,216,122              103,908              31,872
                                                      ------------         -----------         ------------         -----------

OPERATING EXPENSES

  Selling, general and administrative expenses           4,232,217           3,048,822            1,026,411           1,257,446
  Loss on Capital Improvements receivable                   98,820                                       --
  Stock based compensation                                  48,000                  --               15,000                  --
                                                      ------------         -----------         ------------         -----------

       Total operating expenses                          4,379,037           3,048,822            1,041,411           1,257,446
                                                      ------------         -----------         ------------         -----------

       OPERATING LOSS                                   (4,166,714)         (1,832,700)            (937,503)         (1,225,574)

OTHER INCOME (EXPENSE)

  Other income (expense)                                   (66,740)             17,861              (92,052)             17,861
  Interest expense                                        (114,200)           (229,063)             (34,396)           (101,842)
                                                      ------------         -----------         ------------         -----------

       TOTAL OTHER INCOME (EXPENSE)                       (180,940)           (211,202)            (126,448)            (83,981)
                                                      ------------         -----------         ------------         -----------

       LOSS BEFORE INCOME TAXES                         (4,347,654)         (2,043,902)          (1,063,951)         (1,309,555)


INCOME TAXES                                                    --                  --                   --                  --
                                                      ------------         -----------         ------------         -----------

       NET LOSS                                       $ (4,347,654)        $(2,043,902)        $ (1,063,951)        $(1,309,555)
                                                      ------------         -----------         ------------         -----------

PER SHARE DATA

 Basic and diluted net loss per common share          $      (0.37)        $    (20.69)        $      (0.08)        $    (12.76)
                                                      ============         ===========         ============         ===========

 Weighted Average Common Shares
  Outstanding                                           11,653,979              98,782           13,676,918             102,592
                                                      ============         ===========         ============         ===========

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                              UNAUDITED STATEMENTS OF CASH FLOWS

                          For the Nine  Months Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------


                                                                                           2000                1999
                                                                                        ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                              $(4,347,654)        $(2,043,964)
                                                                                        -----------         -----------
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Stock-based compensation                                                                 48,000                  --
    Stock issued for services                                                               225,000              39,278
    Depreciation and amortization                                                           576,001             271,566
    Increase in allowance for doubtful accounts                                             262,545              20,156
  Net increases and (decrease) in cash due to changes in assets and liabilities:
    Accounts receivable                                                                      (5,182)           (287,315)
    Capital improvements receivable                                                              --              (7,272)
    Note receivable                                                                              --             194,800
    Prepaid expenses and other current assets                                               (95,087)            244,525
    Accounts payable                                                                        327,742             792,774
    Accrued expenses                                                                        795,706             990,275
    Reorganization liabilities                                                              (95,079)           (183,056)
                                                                                        -----------         -----------

    TOTAL ADJUSTMENTS                                                                     2,039,646           2,075,731
                                                                                        -----------         -----------

    NET CASH FLOWS FROM OPERATING
     ACTIVITIES                                                                          (2,308,008)             31,767
                                                                                        -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                                                      (163,133)           (270,269)
  Purchase of Sigma Sound Services Inc., net of cash acquired                              (198,600)                 --
  Purchase of intangible assets                                                            (125,000)                 --
                                                                                        -----------         -----------

    NET CASH USED IN INVESTING ACTIVITIES                                               $  (486,733)        $  (270,269)
                                                                                        -----------         -----------

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                   UNAUDITED STATEMENTS OF CASH FLOWS, Continued

                           For the Nine Months Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------


                                                                     2000              1999
                                                                 -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of capital lease obligations                          $   (73,230)        $  (8,408)
  Proceeds from notes payable                                             --           138,000
  Repayments of notes payable                                        (22,025)               --
  Advances from shareholders                                       2,733,900                --
  Repayments from shareholders                                       166,000                --
                                                                 -----------         ---------

        NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                                2,804,645           129,592
                                                                 -----------         ---------

    NET CHANGE IN CASH                                                 9,904          (108,910)

CASH AT BEGINNING OF PERIOD                                              344           118,166
                                                                 -----------         ---------

CASH AT END OF PERIOD                                            $    10,248         $   9,256
                                                                 ===========         =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the years for:
    Interest                                                     $    31,184         $  24,612

  Noncash investing and financing activities:

    Acquisition of equipment through capital leases                                  $ 126,831
    Stock issued as payment of reorganization liabilities                            $ 420,723

  Sigma Sound Services, Inc. acquisition:
    Issuance of note payable                                     $   400,000
    Deposit applied to the purchase price                        $   400,000

  Stock issued in settlement of Advances from Stockholder        $ 1,407,000

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


NOTE 2 - Acquisitions

       On January 18, 2000 the Company purchased all of the issued and outstanding common stock of Sigma Sound Services, Inc. ("Sigma") pursuant to the terms of a stock purchase agreement (the "Agreement"). The purchase price for Sigma's common stock was $1,000,000 with $400,000 paid at the signing of the Agreement, $200,000 paid on January 18, 2000 and a $400,000 10% secured note. The note is payable in two installments of $200,000 plus accrued interest on June 30, 2000 (which has been extended 180 days) and January 3, 2001. The note is secured by all of the Company's existing and future customer accounts, general intangibles, equipment, goods, instruments and inventory. The transaction was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of assets was $964,504 and has been attributed to Goodwill. Goodwill is being amortized over a 3 year life. Amortization expense for the nine months ended September 30, 2000 was $241,126.

       On March 8, 2000 the Company purchased certain contracts of After Hours Productions, Inc ("AHP") pursuant to the terms of an asset purchase agreement (the "AHP Agreement"). The purchase price was $125,000 with $25,000 paid as a deposit on the purchase at the signing of the AHP Agreement and $100,000 paid on March 8, 2000. The Company recorded an intangible asset of $125,000 as a result of the purchase. The intangible asset is being amortized over 3 years and amortization expense for the nine months ended September 30, 2000 was $24,306.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - Funding Agreement

       On January 15, 2000 the Company entered into an agreement with an Investment Bank to sell shares of the Company's common stock. In exchange for funding up to $2,000,000 in the aggregate, the Investment Bank's investors can receive up to 4,000,000 shares of the Company's common stock at a price of $ .50 per share. At September 30, 2000 the amount due to the Investment Bank/Stockholder was $1,326,900.

       On April 13, 2000 the Company issued 2,814,000 shares of common stock to the Investment Bank in settlement of advances made to the Company in the amount of $1,407,000.


NOTE 4 - Stockholders Equity

       On June 30, 2000 the Company issued 450,000 shares of common stock to Consultants for services provided to the Company. The fair market values of these services which is $225,000 has been recorded.

       On August 16, 2000 the Company issued 30,000 shares of common stock to a former employee for past services. As a result of the issuance, the Company recorded$15,000 ($0.50 per share) of stock based compensation expense.


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

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - Litigation

       During November 2000 the Company has vacated its office space located at 666 Third Avenue, New York NY. The Company is currently involved in litigation with its former landlord. The outcome of this litigation is uncertain, however, if the Company obtains an adverse judgment, it may have a material impact to the financial statements. The Company has accrued all unpaid rent through September 30 2000 and has accrued costs incurred in renovating the office space of approximately $700,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


This Management's Discussion and Analysis of financial condition and results of Operations may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including financial, regulatory environment and trend projections, estimated costs to complete or possible future revenues from the Company's expansion plans, the likelihood of successful completion of such plans, as well as any statements preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions; and other statements contained herein regarding matters that are not historical facts. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements below (the "Cautionary Statements") include, without limitation: (1) the ability of the Company to continue its national rollout of its service bureaus; (2) the ability of the Company to market its suite of telecommunications connectivity services to small and medium size businesses in its service areas; (3) the effects of vigorous competition in the markets in which the Company operates; (4) the impact of technological change on the Company's businesses, new entrants and alternative technologies in the Company's business; (5) regulatory risks, including the impact of the Telecommunications Act of 1996; (6) the impact of competitive services and pricing; (7) risks associated with debt service requirements and interest rate fluctuations; and (8) other risks referenced from time to time in the Company's filings with the SEC, including the Form 10-KSB for the year ended December 31, 1999. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and nine months ended September 30, 2000, and 1999. The information should be read in conjunction with the "Management's Discussion and Analysis" and consolidated financial statements and notes thereto contained herein and in the Form 10-KSB for the year ended December 31, 1999.

OVERVIEW

Select Media is a New York corporation whose common stock is currently traded in the "pink sheets" under the symbol "SMTV.OB." Select Media began in the business of producing and distributing "vignettes," which are short-form (thirty-second) informational programs distributed by particular sponsors for viewing during regular programming. In 1998, Select Media hired personnel to provide services to worldwide news broadcasters and act as a television news agency under the name "Select International Television Network" ("SITN") to produce and distribute news segments for sale to local and foreign news broadcasters. Because of an inability to use studio space in a new facility, SITN's business is now limited to distributing news segments produced by others. In general, in the period covered by this report, the Company's sources of revenues consisted of revenues from the distribution of video news releases, from its international news division and from the operations of the Company's Sigma subsidiary. Resale of advertising airtime has never constituted a major source of the Company's revenues.

In the period from the Company's bankruptcy filing in October 1996 until September 1998, the Company was essentially dormant. In 1999, the Company was dependent upon one major customer (General Motors Corporation) for over 35% of its revenues, most of which were received in the first six months of the year. Beginning in the fall of 1999, the Company began its restructuring and moved its offices. In the quarter ended September 30, 2000, the Company has not been dependent on any major customers, and does not reasonably foresee any such dependence for the balance of the current year.

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

In line with this strategy, in 2000 Select Media acquired Sigma and AHP. Select Media has also signed a letter of intent to purchase all the assets and liabilities of Betelgeuse Productions, LLC. Betelgeuse has the ability to create entertainment content for broadcast, cable and Internet and to adapt existing product for use as Internet content.

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


RESULTS OF OPERATIONS

REVENUES

The following table sets forth certain items from the Registrant's consolidated statements of operations as a percentage of net revenues for the periods indicated:


                                            FOR THE YEAR ENDED                  FOR THE NINE MONTHS ENDED
                                               DECEMBER 31,                     SEPTEMBER 30,
                                            ---------------------               --------------------------------
                                                 1999                           2000             1999
                                            --------------------               ---------------------------------
Net revenues                                    100.0%                         100.0%           100.0%
Cost of revenues                                 56.1%                          60.0%            45.2%
Gross profit (Loss)                              43.9%                          40.0%            54.8%

Operating expenses:
  Selling, General and administrative           201.2%                         797.5%           137.5%
  Nonrecurring costs                             62.3%                          27.7%               0%

    Total operating expenses                    263.5%                         825.2%           137.5%

Operating income (loss)                         (219.4)%                       (785.2)%         (82.6)%
Other income and expense, net                   (14.1)%                        (34.1)%           (9.5)%

Income (loss) before income taxes               (233.6)%                       (819.3)%         (92.2)%
Provision  for  (benefit  from)
  income taxes                                    0 %                              0%               0%

Net income (loss)                               (233.6)%                       (819.3)%         (92.2)%
                                                -----                          ------           -----

Net Revenues                                    (233.6)%                       (819.3)%         (92.2)%


Before the Sigma acquisition, the Registrant's net revenues were derived mainly from the sales of vignettes, video press releases and SITN. Sigma's revenues consist of sales of sound recording studio services, editing and post-production work on recorded musical works. In the nine months ended September 30, 2000, net revenues decreased by $1,687,185, or 76.1%, to $530,636 from $2,217,821 in the nine months ended September 30, 1999. The decrease in net revenues during the first nine months of 2000 was primarily attributable to the end of the Company's video press release contract with General Motors Corporation, the Company's focusing on the Sigma and AHP acquisitions and a significant decline in revenues from its international news operations because of an inability to use studio space in its new facility. The Registrant expects SITN and video press release revenues in the coming year to be significantly lower than 1999 levels.

GROSS PROFIT

Cost of revenues consists primarily of costs associated with studio time and transmission of signal for SITN and with producing vignettes and video press releases and marketing the finished product, including scriptwriting, filming, salaries and post-production processing and editing. For Sigma, cost of revenues include studio personnel salaries, rent on the facility and post-production processing and editing. The resulting gross profit fluctuates based on factors such as salary expense, editing and marketing. Gross margin decreased to 40.0 % in the nine months ended September 30, 2000, compared to 54.8% in the nine months ended September 30, 1999. The decrease during the nine months ended September 30, 2000 was primarily due to the Company's inability to use the studio space in its new facility, plus costs of integrating the Sigma acquisition and the AHP acquisition. The Registrant currently expects gross margins during 2000 to be lower than the 1999 levels as a result of SITN revenues being significantly lower than the 1999 levels. In the current year, the Registrant expects the Sigma and AHP acquisitions to have a positive effect on both revenues and gross margin.

EXPENSES

Selling, general and administrative expenses were $4,232,217 in the nine months ended September 30, 2000 compared with $3,048,822 in the nine months ended September 30, 1999, for an increase of $1,183,395, or 38.8%. This increase was attributable to expenses for the expansion of the Registrant's business and costs of relocation of the Registrant's offices, as well as the costs associated with the Sigma and AHP acquisitions and operations, including payroll and professional fees. The Registrant's expenses in the nine months ended September 30, 2000 also include a non- recurring stock based compensation expense of $48,000 and a loss on capital improvement receivable of $98,820, which had an impact on expenses for the nine months ended September 30, 2000.

LOSSES

The Registrant incurred losses from operations of $(4,166,714) in the nine months ended September 30, 2000 compared to $(1,832,700) in the nine months ended September 30, 1999, for an increase of $(2,334,014) or 127.3%. The substantial increase in losses was due primarily to the decrease in SITN business caused by its inability to use its studio space in its new facility, the expenses of the Sigma and AHP acquisitions and operations and the non-recurring stock based compensation expense of $48,000 and loss on capital improvement receivable of 98,820 in the nine months ended September 30, 2000. Net other income and expenses were $(180,940) in the nine months ended September 30, 2000 and $(211,202) in the nine months ended September 30, 1999, for a decrease of $(30,262) or (14.3%).

 LIQUIDITY AND CAPITAL RESOURCES


The Registrant has significant capital needs, which to date the Registrant has met through private sales of its equity and loans. The Registrant will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities. In the nine months ended September 30, 2000, the Registrant has received from Lloyds Bahamas Securities, LTD over $2 million in additional financing, of which $1,326,900 consists of convertible notes outstanding and $1,407,000 in convertible notes that were converted into 2,814,000 shares of restricted common stock at $0.50 per share. The Registrant is continuing in efforts to increase its capital resources.


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

         Not Applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable

ITEM 5. OTHER INFORMATION.

         Not Applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   Exhibits

        Exhibit 27.1  -  Financial Data Schedule

   Reports on Form 8-K

        On November 6, 2000, the Company filed a Form 8-K regarding its change of independent certified public accountants, which occurred
        February 1, 2000.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                       SELECT MEDIA COMMUNICATIONS, INC.
                                       ---------------------------------
                                                  (Registrant)


Date:  November 20, 2000               /s/ Mitch Gutkowski
     --------------------------        ----------------------------------------
                                       MITCH GUTKOWSKI, Chief Executive Officer