Form 10QSB/A
period 2000-06-30
SELECT MEDIA COMMUNICATIONS INC
filed 2000-11-21
CIK 925648

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [__] No[X]



                      APPLICABLE ONLY TO CORPORATE ISSUERS


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

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                            UNAUDITED CONSOLIDATED BALANCE SHEET


                                                                   June 30, 2000
--------------------------------------------------------------------------------

                                     ASSETS


CURRENT ASSETS
  Cash                                                                $    7,509
  Accounts receivable, less allowance for doubtful
    accounts of $505,659                                                 148,495
  Prepaid expenses and other current assets                              158,844
                                                                      ----------


    Total Current Assets                                                                    $  314,848


PROPERTY AND EQUIPMENT, Net                                                                    701,024


OTHER ASSETS
  Goodwill, net of accumulated amortization of $160,750                  803,754
  Intangibles, net of accumulated amortization of $13,363                111,637
  Reorganization value, net of accumulated amortization of
  $692,512                                                             1,751,646
                                                                      ----------


       Total Other Assets                                                                    2,667,037
                                                                                            ----------


    TOTAL ASSETS                                                                            $3,682,909
                                                                                            ==========

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                            UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                   June 30, 2000
--------------------------------------------------------------------------------

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable                                                         $  1,565,831
 Accrued expenses                                                            2,837,957
 Notes payable                                                                 941,945
 Current portion of capital lease obligation                                    60,596
 Reorganization liabilities, current portion                                   100,000
 Due to stockholders                                                           892,000
                                                                          ------------

    Total Current Liabilities                                                                      $  6,398,329

OTHER LIABILITIES
 Capital lease obligation, net of current portion                               41,888
 Reorganization liabilities, net of current portion                          1,384,890
                                                                          ------------

    Total Other Liabilities                                                                           1,426,778
                                                                                                   ------------

    TOTAL LIABILITIES                                                                                 7,825,107

COMMITMENTS

STOCKHOLDERS' DEFICIT
 Common stock - $.001 par value; 35,000,000 shares authorized,
  13,016,592 shares issued and outstanding, respectively                        13,021
Additional paid-in capital                                                   8,974,849
Accumulated deficit                                                        (13,130,068)
                                                                          ------------


    TOTAL STOCKHOLDERS' DEFICIT                                                                      (4,142,198)
                                                                                                   ------------

    TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIT                                                                        $  3,682,909
                                                                                                   ============

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                              UNAUDITED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                             Six Months Ended                      Three Months Ended
                                                     June 30, 2000       June 30, 1999      June 30, 2000       June 30, 1999
                                                     -------------       -------------      -------------       -------------
SALES                                                 $   364,057         $ 2,042,931         $   199,840         $ 1,262,208

COST OF SALES                                             255,642             858,681             136,270             499,387
                                                      -----------         -----------         -----------         -----------

    GROSS PROFIT                                          108,415           1,184,250              63,570             762,821

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES
  Selling, general and administrative expenses          3,304,617           1,791,436           1,519,210           1,008,553
  Write-off of capital improvement receivable              98,820                  --              98,820                  --
  Stock based compensation                                 33,010                  --                  --                  --
                                                      -----------         -----------         -----------         -----------

       Total operating expenses                         3,436,447           1,791,436           1,618,030           1,008,553

       OPERATING LOSS                                  (3,328,032)           (607,186)         (1,554,460)           (245,732)

OTHER INCOME (EXPENSE)
  Other income                                             25,312                  --              13,305                  --
  Interest expense                                        (79,804)           (127,221)            (36,502)           (111,618)
                                                      -----------         -----------         -----------         -----------

       TOTAL OTHER INCOME (EXPENSE)                   $   (54,492)        $  (127,221)        $   (23,197)        $  (111,618)
                                                      -----------         -----------         -----------         -----------

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                   UNAUDITED STATEMENTS OF OPERATIONS, Continued
--------------------------------------------------------------------------------


                                                           Six Months Ended                         Three Months Ended
                                                   June 30, 2000        June 30, 1999        June 30, 2000        June 30, 1999
                                                   -------------        -------------        -------------        -------------
       LOSS BEFORE INCOME TAXES                     $ (3,382,524)        $   (734,407)        $ (1,577,657)        $   (357,350)

INCOME TAXES                                                  --                   --                   --                   --
                                                    ------------         ------------         ------------         ------------

       NET LOSS                                     $ (3,382,524)        $   (734,407)        $ (1,577,657)        $   (357,350)
                                                    ============         ============         ============         ============

PER SHARE DATA
Basic and diluted net loss per common share:
   Net loss                                         $      (0.31)        $      (7.58)        $      (0.13)        $      (3.53)
                                                    ============         ============         ============         ============
 Weighted Average Common Shares Outstanding           10,957,768               96,835           12,566,592              101,273
                                                    ============         ============         ============         ============

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                              UNAUDITED STATEMENTS OF CASH FLOWS


                                                                        For the Six Months Ended
                                                                   June 30, 2000        June 30, 1999
                                                                   -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $(3,382,524)        $  (734,407)
                                                                     -----------         -----------
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Stock-based compensation                                              33,000                  --
    Stock issued for services                                            225,000                  --
    Depreciation and amortization                                        377,253             180,368
    Increase in allowance for doubtful accounts                          262,545              20,156
  Changes in assets and liabilities:
    Increase in accounts receivable                                      (11,323)           (665,055)
    Increase in capital improvement receivable                                --              (7,272)
    Decrease in note receivable                                               --              64,800
    Increase in prepaid expenses and other current assets                (94,337)             (1,152)
    Increase in accounts payable                                         191,169             364,096
    Increase in accrued expenses                                         596,967             838,151
    Payments of reorganization liabilities                               (95,079)           (510,158)
                                                                     -----------         -----------

    TOTAL ADJUSTMENTS                                                  1,485,195             283,934
                                                                     -----------         -----------

    NET CASH (USED IN) OPERATING ACTIVITIES                           (1,897,329)           (450,473)
                                                                     -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                   (138,121)           (265,119)
  Purchase of Sigma Sound Services Inc., net of cash acquired           (198,600)                 --
  Purchase of intangible assets                                         (125,000)                 --
                                                                     -----------         -----------

    NET CASH USED IN INVESTING ACTIVITIES                            $  (461,721)        $  (265,119)
                                                                     -----------         -----------

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                   UNAUDITED STATEMENTS OF CASH FLOWS, Continued
--------------------------------------------------------------------------------


                                                             For the Six Months Ended
                                                       June 30, 2000        June 30, 1999
                                                       -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of capital lease obligations                  $   (73,230)        $   (25,253)
  Proceeds from notes payable                                     --             135,000
  Repayments of notes payable                                (25,555)                 --
  Advances from shareholders                               2,299,000             528,330
  Repayments from shareholders                               166,000                  --
                                                         -----------         -----------

   NET CASH PROVIDED BY FINANCING ACTIVITIES               2,366,215             638,077
                                                         -----------         -----------

       NET INCREASE IN CASH                                    7,165              77,515

CASH AT BEGINNING OF PERIOD                                      344             118,165
                                                         -----------         -----------

CASH AT END OF PERIOD                                    $     7,509         $    40,650
                                                         ===========         ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the years for:
  Interest                                               $    27,140         $    21,306

Noncash investing and financing activities:

  Sigma Sound Services, Inc. acquisition:
     Issuance of note payable                            $   400,000         $        --
     Deposit applied to the purchase price               $   400,000         $        --

  Equipment acquired by Capital lease                    $        --         $   118,423

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

       Basis of Presentation

       The accompanying Unaudited Consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the audited financial statements contained in Form 10KSB (filed on July 26, 2000)

       Basis of Consolidation

       The consolidated financial statements include the accounts of Select Media Communications ("Select"), and it wholly-owned subsidiary Sigma Sound Services, Inc. ("Sigma"), collectively referred to as the ("Company"). All significant inter-company transactions and balances have been eliminated in consolidation.


NOTE 2 - Acquisitions

       On January 18, 2000 the Company purchased all of the issued and outstanding common stock of Sigma Sound Services, Inc. ("Sigma") pursuant to the terms of a stock purchase agreement (the "Agreement"). The purchase price for Sigma's common stock was $1,000,000 with $400,000 paid at the signing of the Agreement, $200,000 paid at closing and a $400,000 10% secured note. The note is payable in two installments of $200,000 plus accrued interest on June 30, 2000 and January 3, 2001. The note is secured by all of the Company's existing and future customer accounts, general intangibles, equipment, goods, instruments and inventory. The transaction was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of assets was $964,504 and has attributed to goodwill. Goodwill is being amortized over a 3 year life. Amortization expense for the six months ended June 30, 2000 was $160,750.

       On March 8, 2000 the Company purchased certain contracts, which included substantially all of the assets of After Hours Productions, Inc ("AHP") pursuant to the terms of an asset purchase agreement (the "AHP Agreement"). The purchase price was $125,000 with $25,000 paid as a deposit on the purchase at the signing of the AHP Agreement and $100,000 paid at closing. The Company recorded an intangible asset of $125,000 as a result of the purchase. The intangible asset is being amortized over 3 years and amortization expense for the six months ended June 30, 2000 was $13,363.

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

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


       aggregate, the Investment Bank's investors can receive up to 4,000,000 shares of the Company's common stock at a price of $ .50 per share. At June 30, 2000 the amount due to the Investment Bank/Stockholder was $892,000 (total advance through June 30, 2000 was $2,299,000).

       On April 13, 2000 the Company issued 2,814,000 shares of common stock to the Investment Bank in settlement of advances made to the Company in the amount of $1,407,000.


NOTE 4 - Stockholders Equity

       On June 30, 2000 the Company issued 450,000 shares of common stock to Consultants for services provided to the Company. The fair market values of these services are $225,000.


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


NOTE 6 - Related Party Transaction

       In January 2000, the Company reimbursed one of its officers/shareholders $100,000 for mounts previously contributed by him pursuant to the Company's Plan of Reorganization.

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



The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and six months ended June 30, 2000, and 1999. The information should be read in conjunction with the "Management's Discussion and Analysis" and consolidated financial statements and notes thereto contained herein and in the Form 10-KSB for the year ended December 31, 1999.


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



In the period from the Company's bankruptcy filing in October 1996 until September 1998, the Company was essentially dormant. In 1999, the Company was dependent upon one major customer (General Motors Corporation) for over 35% of its revenues, most of which were received in the first six months of the year. Beginning in the fall of 1999, the Company began its restructuring and moved its offices. In the quarter ended June 30, 2000, the Company has not been dependent on any major customers, and does not reasonably foresee any such dependence for the balance of the current year.



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


RESULTS OF OPERATIONS

REVENUES

The following table sets forth certain items from the Registrant's consolidated statements of operations as a percentage of net revenues for the periods indicated:


                                           FOR THE YEAR ENDED    FOR THE SIX MONTHS ENDED
                                               DECEMBER 31,             JUNE 30,
                                           ------------------    ------------------------
                                                  1999             2000          1999
                                                 -------         -------       -------
     Net revenues                                  100.0%          100.0%        100.0%
     Cost of revenues                               56.1%           70.2%         42.0%
     Gross profit (Loss)                            43.9%           29.8%         58.0%

     Operating expenses:
       Selling, General and administrative         201.2%          907.7%         87.7%
       Nonrecurring costs                           62.3%           36.2%            0%

         Total operating expenses                  263.5%          943.9%         87.7%

     Operating income (loss)                      (219.5)%        (914.1)%       (29.7)%
     Other income and expense, net                 (14.1)%         (15.0)%        (6.2)%

     Income (loss) before income taxes            (233.6)%        (929.1)%       (35.9)%
     Provision for (benefit from)
       income taxes                                    0%              0%            0%

     Net income (loss)                            (233.6)%        (929.1)%       (35.9)%
                                                 -------         -------       -------

     Net Revenues                                 (233.6)%        (929.1)%       (35.9)%



Before the Sigma acquisition, the Registrant's net revenues were derived mainly from the sales of vignettes, video press releases and SITN. Sigma's revenues consist of sales of sound recording studio services, editing and post-production work on recorded musical works. In the six months ended June 30, 2000, net revenues decreased by $1,678,874, or 82.2%, to $364,057 from $2,042,931 in the six months ended June 30, 1999. The decrease in net revenues during the first six months of 2000 was primarily attributable to the end of the Company's video press release contract with General Motors Corporation, the Company's focusing on the Sigma and AHP acquisitions and a significant decline in revenues from its international news operations because of an inability to use studio space in its new facility. The Registrant expects SITN and video press release revenues in the coming year to be significantly lower than 1999 levels.


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


EXPENSES


Selling, general and administrative expenses were $3,304,626 in the six months ended June 30, 2000 compared with $1,791,436 in the six months ended June 30, 1999, for an increase of $1,513,190, or 84.5%. This increase was attributable to expenses for the expansion of the Registrant's business and costs of relocation of the Registrant's offices, as well as the costs associated with the Sigma and AHP acquisitions and operations, including payroll and professional fees. The Registrant's expenses in the six months ended June 30, 2000 also include a non-recurring stock based compensation expense of $33,000 and a loss on capital improvement receivable of $98,820, which had an impact on expenses for the six months ended June 30, 2000.


LOSSES


The Registrant incurred losses from operations of $(3,328,031) in the six months ended June 30, 2000 compared to $(607,186) in the six months ended June 30, 1999, for an increase of $(2,720,845) or 448.1%. The substantial increase in losses was due primarily to the decrease in SITN business caused by its inability to use its studio space in its new facility, the expenses of the Sigma and AHP acquisitions and operations and the non-recurring stock based compensation expense of $33,000 and loss on capital improvement receivable of 98,820 in the six months ended June 30, 2000. Net other income and expenses were $(54,492) in the six months ended June 30, 2000 and $(127,221) in the six months ended June 30, 1999, for a decrease of $(72,729) or (57.2%).


 LIQUIDITY AND CAPITAL RESOURCES


The Registrant has significant capital needs, which to date the Registrant has met through private sales of its equity and loans. The Registrant will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities. In the six months ended June 30, 2000, the Registrant has received from Lloyds Bahamas Securities, LTD over $2 million in additional financing, of which $892,000 consists of convertible notes outstanding and $1,407,000 in convertible notes, which was converted into 2,814,000 shares of restricted common stock at $0.50 per share. The Registrant is continuing in efforts to increase its capital resources.

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


ITEM 2. CHANGES IN SECURITIES.


         In the quarter ended June 30, 2000, Lloyds Bahamas Securities, LTD converted $1,407,000 in convertible debt into 2,814,000 shares of the Company's restricted common stock at a conversion rate of $0.50 per share.

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


                                      SELECT MEDIA COMMUNICATIONS, INC.
                                      ---------------------------------
                                               (Registrant)


Date:  November 20, 2000              /s/ Mitch Gutkowski
     -----------------------          ----------------------------------------
                                      MITCH GUTKOWSKI, Chief Executive Officer