Form 10KSB/A
period 1999-12-31
SELECT MEDIA COMMUNICATIONS INC
filed 2000-12-13
CIK 925648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A2




[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                              For the fiscal year ended December 31, 1999
                                                        -----------------

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

        For the transition period from -------------- to ----------------
        Commission File Number: 000-24706
                                ---------

                        SELECT MEDIA COMMUNICATIONS, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

             New York                                  13-3415331
---------------------------------               -----------------------
 (State or other jurisdiction of                    (IRS Employer
incorporation or organization)                  Identification No.)




                     44 E. 32nd Street, New York, NY 10016
    -------------------------------------------------------------------------
                    (Address of principal executive offices)



                                 (212) 251-8796
                                 --------------
                           (Issuer's telephone number)



                         666 Third Avenue, New York, NY
                         ------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


Securities registered under Section 12(b) of the Exchange Act:

      TITLE OF CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
       None
       ----                       ------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock ($0.01 par value)
-------------------------------------------------------------------------------
                                (Title of Class)

-------------------------------------------------------------------------------
                              (Title of Class)

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


Aggregate Market Value of Common Stock held by Non-Affiliates on December 11, 2000: $27,551,960


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


Transitional Small Business Disclosure Format (Check One): Yes [] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.


Select Media Communications, Inc. (the "Company" or "Select Media"), a New York media company, was organized in September 1981. The Company's common stock is traded in the non-Nasdaq over-the-counter market (the "pink sheets") under the symbol "SMTV.OB." Select Media began operations as a producer and distributor of "vignettes," which are short-form (thirty-second) informational programs distributed by particular sponsors for viewing during regular programming. In 1998, Select Media hired personnel to provide services to worldwide news broadcasters and act as a television news agency under the name "Select International Television Network" ("SITN") to produce and distribute news segments for sale to local and foreign news broadcasters. During the period covered by this report, the Company's principal sources of revenue were the SITN operations and the production and distribution of video press releases. Because of an inability to use studio space in a new facility, SITN's business is now limited to distributing news segments produced by others. As a result of its landlord dispute and its subsequent move to a new facility, Select Media has decided to close its SITN business permanently on October 30, 2000. See Item 3, "Legal Proceedings."


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


In January 2000, Select Media repositioned its business as the owner of entertainment content providers whose product is marketed through traditional media and over the Internet. In January 2000, Select Media purchased all the outstanding stock of Sigma for $1,000,000, of which $400,000 was paid in 1999, with the balance due in payments of $200,000 on June 30 and January 30 until paid in full, beginning June 30, 2000. The June 30, 2000 payment was not made when due, but the Company received a 180 day extension. The Company's obligation to pay the balance on the Sigma acquisition is secured by a pledge of all of the Company's assets, including accounts receivable, general intangibles, equipment, goods, instruments and inventory. The Company also assumed $105,000 of Sigma accounts payable and other current liabilities (the "Sigma Liabilities"). None of the Sigma Liabilities are secured by any security interest in any of the Sigma Assets. Sigma is a full service recording studio that provides services to record companies, independent artists and record producers. Founded in 1968 by Joseph Tarsia, Sigma's president, Sigma is a state of the art recording facility, including both analog and digital capabilities. Sigma and its staff of engineers assist record producers in recording, mixing and editing music and video tracks for sale as recorded music or videos. In March 2000, Select Media purchased the assets of After Hours Productions, Inc. ("AHP") for $125,000, which was paid at closing. AHP creates custom music and video products. These acquisitions were accounted for as purchases. See Financial Statements and notes to Financial Statements.


SUBSEQUENT EVENTS


On September 11, 2000, the Company entered into a letter of intent to purchase all the assets and liabilities of Betelgeuse Productions, LLC ("Betelgeuse"), a full service television and video production and post-production business in New York, for a total of $10,000,000 in cash, subject to adjustment. On December 6, 2000, Select Media and Betelgeuse signed a definitive Asset Purchase Agreement (the "Definitive Agreement"); the Company made a down payment of $200,000 to Betelgeuse, with three additional $100,000 payments due in the following three months for a total down payment of $500,000. The balance of the purchase price will be due at a closing to be held within six (6) months of the signing of the definitive Agreement. The Company has received a firm commitment from Lloyds Bahamas Securities, Ltd. ("Lloyds") for the $500,000 down payment. Lloyd will provide the $500,000 down payment when required in exchange for 500,000 shares of restricted Common Stock of the Company. The Company does not yet have a commitment from a funding source for the balance of the purchase price.



As part of the Betelgeuse transaction, Select Media will enter into agreements with John Servidio and Sam Domenico (the principals of Betelgeuse), which include certain stock options. The options granted to Servidio and Domenico for 1,000,000 shares of Select Media Common Stock at an exercise price of $1.00 per share, which vest 33 1/3% on the first, second and third anniversaries of the signing of the definitive agreement.


MARKET SEGMENTS


During the year ended December 31, 1999, the Company's television production business could be divided into three distinct markets: (1) short and long form television production and distribution; (2) international news production and distribution; and (3) entertainment content production and distribution. Thus far in the year 2000, the Company's international news production and distribution business has been dormant, due to a dispute with its landlord that caused an inability to use studio space. On October 30, 2000, the Company voluntarily vacated its offices at 666 Third Avenue and determined not to revive the SITN business.


Short and Long Form Television Production and Distribution


The Company's legacy vignette and video press release business comprise this market segment, along with proposed future television projects. The Company retains its ability to produce and distribute both short-form and long-form video productions. These include vignette products, video press releases and traditional television programming. The Company did not produce any traditional television programming during the year ended December 31, 1999, although the Company has produced such programming in the past. During the year ended December 31, 1999, this segment accounted for over 50% of the Company's revenues. As a result of the Company's repositioning of its business in 2000, the Company has focused on products other than vignettes and video press releases.


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


International News Production and Distribution


During 1998 and 1999, the SITN business was active and the Company produced and distributed news segments on behalf of a number of international news operations with small U.S. presences. During the year ended December 31, 1999, the segment accounted for approximately 45% of the Company's revenues. The Company marketed the services of its international news division to foreign journalists stationed in New York. As a result of the Company's inability to use its studio space at 666 Third Avenue (see Item 3, "Legal Proceedings"), the SITN business was inactive for most of 2000. On October 30, 2000, Select Media moved to new premises and the Company decided not to revive its SITN business.


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


On December 6, 2000, Select Media signed a Definitive Agreement to acquire Betelgeuse for this business segment. Betelgeuse is a full-service production and post-production facility located at 44 E. 32nd Street in New York. Betelgeuse owns several state of the art editing suites containing digital computer editing equipment, as well as, a number of studios for producing video programming, voice-overs, dubbing for foreign language productions and the like.


Sigma markets its recording services to independent record producers and recording artists. Sigma markets its services directly through its principals. Sigma and AHP have also produced compilation albums sold direct to consumers through home shopping channels, direct response television and direct mail.


Betelgeuse markets its services to local television channels, cable and broadcast networks directly through its marketing department. Betelgeuse does not produce product for sale directly to consumers.

The Company distributes its products mainly electronically either by tape or via satellite. The Company's Sigma subsidiary provides its services to independent record producers and recording artists from throughout the United States.


During the year ended December 31, 1999, the Company sold a substantial portion of its services to one customer. Sales to this customer totaled $8000,000 (or 35% of revenue for the period). For the year ended December 31, 1998, the Company sold a substantial portion of its services to two customers, who accounted for $206,151 (46%) and $72,316 (16%) respectively.


The Company has not and does not in the future expect to have significant research and development expenses.

                                  RISK FACTORS

Select Media's business is subject to numerous risk factors, including, but not limited to, the following:

RISKS RELATED TO THE COMPANY'S BUSINESS


CONFLICTS OF INTEREST.



None of the Company's officers or directors have any conflicts of interest with the Company. Mr. Simmons, the Company's non-employee director, may in the future participate in business ventures that could be deemed to compete directly with the Company. Mr. Simmons does not now have any conflicts of interest. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which members of the Company's management serve as officers, directors or partners, or in which they or their family members own or hold any material ownership interest.



Mr. Mongiardo and Mr. Simmons are associated with other firms involved in a range of business activities, as disclosed in Item 9, below. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company Insofar as the non-employee directors are engaged in other business activities, management anticipates they will devote only a minor amount of time to the Company's affairs.

The officers and directors of the Company may in the future become stockholders, officers or directors of other companies that may be engaged in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's business operations.




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



-     Development of new products and services;



-     Expansion of the Company's operations;



-     Integration of the Sigma, AHP and Betelgeuse acquisitions;
-     Potential other acquisitions in the Company's areas of focus;



-     Development of relationships with strategic business partners;



-     Possible costs of litigation; and



-     Possible costs of rescission offer of $1,000,000 plus interest.


As of December 31, 1999, Select Media had an accumulated deficit of $9,747,546. Select Media incurred net losses of $5,395,781 on gross sales of $2,310,002 for the fiscal year ended December 31, 1999. These losses were due to an increase in expenses related to the relocation of the Company's offices, the expansion of the SITN business in 1999 and expenses related to stock-based compensation. The Company's ability to become profitable depends on the Company's ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels. If Select Media does achieve profitability, the Company cannot be certain that the Company would be able to sustain or increase profitability on a quarterly or annual basis in the future. See Item 6-"Managements Discussion and Analysis or Plan of Operations."



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


POSSIBLE SECURITIES LAW VIOLATIONS AND COSTS OF REGISTRATION.



In October 1999, the Company engaged in the sale of 4,500,000 shares of its Common Stock in a private placement under the Securities Act of 1933 (the "Securities Act"). Although the Company offered and sold the securities in good faith, it is possible that the Company did not have a valid exemption for such sales. If the Company made rescission offers to these investors, and the investors accepted, the Company could be forced to pay $1,000,000 plus interest to these investors. The Company has undertaken to register these shares under the Securities Act in the near future, which it intends to do once the Company's Common Stock regains its OTC Bulletin Board listing. This registration will entail substantial costs for the Company and distract the Company's management from other duties. The Securities and Exchange Commission (the "SEC") could bring an action to sanction the Company, which could entail fines or limits on the Company's securities activities.



IF THE COMPANY LOSES THE PENDING LAWSUIT WITH ITS LANDLORD, SUCH A LOSS WILL HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S FINANCIAL STATEMENTS.



The Company is in a dispute with its landlord over a number of issues relating to the Company's lease and leasehold improvements at its prior offices at 666 Third avenue. See Item 3, "Legal Proceedings." If the Company loses this dispute, it could result in substantial liability to the Company of up to $681,000 plus interest, which will have a material adverse effect on the Company's business and financial statements.



THE COMPANY HAS A SUBSTANTIAL PAYROLL TAX LIABILITY THAT IS CURRENTLY BEING NEGOTIATED WITH THE INTERNAL REVENUE SERVICE.



Included in the liabilities on the balance sheet found in the Company's audited financial statements is an accrued expense of approximately $879,000 that represents past due federal payroll taxes and estimated penalties and interest. The Company is attempting to negotiate with the Internal Revenue Service (the "IRS") for a reasonable payment plan. If the Company is unable to negotiate a payment plan with the IRS, the IRS could file a tax lien on the Company's assets, which would have a material adverse effect on the Company's business.



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


THE COMPANY HAS MOVED ITS OFFICES TO A NEW FACILITY.

On October 30, 2000 the Company vacated the facility at 666 Third Avenue due to the dispute with its landlord. See Item 3, Legal Proceedings. The Company is now subletting space from Betelgeuse. The Company incurred substantial costs in the move, and the move has caused some disruption in its activities. The Company also determined that the time of the move to cease SITN operations. The move itself, the disruption caused by the move and the decision to cease SITN operations will have a material adverse effect on the Company for the current year.



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



Although the Company has secured a commitment from Lloyds for the down payment on its acquisition of Betelgeuse, the Company does not yet have financing committed for the balance of the purchase price of $9,500,000. If the Company is unable to complete the acquisition because it is unable to raise sufficient financing, the Company may lose any monies given to Betelgeuse as a down payment on this transaction. The Company expects to raise the balance of the purchase price through a public or private offering of its securities. The Company has not yet obtained a firm commitment for this proposed offering.



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

Because of a dispute with its landlord, described below in Item 3, "Legal Proceedings," the Company is unable to provide the necessary studio and office space to its SITN international news partners. Without the needed studio space, the Company is unable to compete with its competition in this business segment. Because of the delay in obtaining its necessary studio space and its subsequent move to a new facility, Select Media has decided to close its SITN business permanently.


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


Betelgeuse competes with a large number of independent video and film production, post-production and editing facilities throughout the United States. Betelgeuse competes with these competitors based on its state of the art equipment and its staff of experienced editors, producers and technicians.


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


IF SELECT MEDIA DOES NOT SUCCESSFULLY EXPAND THE COMPANY'S PRODUCT OFFERINGS, THE COMPANY'S BUSINESS COULD BE SERIOUSLY HARMED.



If Select Media does not successfully expand the Company's product offerings, including video press releases and services of its subsidiaries, Select Media will not be able to increase the Company's net sales in accordance with the expectations of securities analysts and investors. In such an event, the Company's business will be harmed. The Company's success depends on the Company's ability to expand the Company's product and service offerings rapidly in order to accommodate a significant increase in customer orders. The Company's planned expansion may cause disruptions that could harm the Company's business, results of operations and financial condition.



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


IF THE PROTECTION OF THE COMPANY'S TECHNOLOGY, TRADEMARKS AND PROPRIETARY RIGHTS IS INADEQUATE, THE COMPANY'S BUSINESS WILL BE SERIOUSLY HARMED.



The Company depends on copyright protection to protect the content of its products. This need will increase in the future because the Company is now dedicated to creating new product. In addition, the Company intends to seek trademark protection for its logo. With the addition of Sigma, the Company will face significant challenges in the changing distribution systems under development for prerecorded music product over the Internet. These challenges may include incompatible file formats, inadequate copy protection software and pricing regimes. Betelgeuse must also use copyright protection to protect its entertainment products. The steps Select Media takes to protect the Company's proprietary rights may be inadequate. Select Media regards the Company's copyrights, trademarks, trade dress, trade secrets and similar intellectual property, especially its new entertainment products, as critical to the Company's success. Select Media relies on trademark and copyright law, trade secret protection and confidentiality or license agreements with the Company's employees, customers, partners and others to protect the Company's proprietary rights. Sigma and AHP depend on copyright protection for their proprietary products.



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

RISKS RELATED TO SECURITIES MARKETS


SELECT MEDIA MAY BE UNABLE TO MEET THE COMPANY'S FUTURE CAPITAL REQUIREMENTS.



Select Media cannot be certain that additional financing will be available to the Company on favorable terms when required, or at all. The Company does not have a commitment for financing the balance of the Betelgeuse Acquisition costs. If Select Media raises additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of the Company's Common Stock and the Company's stockholders may experience additional dilution. Select Media requires substantial working capital to fund the Company's business. Since the Company's emergence from Chapter 11 bankruptcy proceedings, Select Media has experienced negative cash flow from operations and expects to experience significant negative cash flow from operations for the foreseeable future. Except for the $9,500,000 needed to close the Betelgeuse Acquisition, Select Media currently anticipates that the Company's available funds will be sufficient to meet the Company's anticipated needs for working capital and capital expenditures through at least the next 12 months. The Company does not yet have a commitment for the $9,500,000 balance of the purchase price. "Available Funds" include the balance of the $116,000 due from Lloyds on its initial financing commitment, an additional $1.5 million best efforts letter of intent from Lloyds contingent upon the Company's relisting on the OTC Bulletin Board and expected revenues. Select Media will need to raise additional funds before the expiration of such period to cover the Betelgeuse acquisition and any unexpected expenses. The $1.5 million best efforts financing letter from Lloyds is a written letter of intent contingent upon the relisting of the Company's common stock on the OTC Bulletin Board.


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


If the Company's stock price falls below $5.00 per share, the Company's Common Stock would be covered by SEC Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $2,500,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction before the sale. The broker-dealer must also provide the purchaser with specific disclosures regarding the risks of investing in "penny stocks," customer rights and broker responsibilities. Consequently, Rule 15g-9 may affect the ability of broker-dealers to sell the Company's securities and may affect the ability of the stockholders to sell their shares in the secondary market. Before the sale or purchase of a penny stock, the broker-dealer must provide the customer with the current bid and offer quotations for the penny stock, must disclose the brokerage firm's compensation for the trade, including markups and markdowns, and must disclose the salesperson's compensation for the trade, including cash or other compensation. In addition, the brokerage firm must sent to the investor:



            (a) monthly account statements giving an estimate of the value of each penny stock in the customer's portfolio, if there is enough information to make such an estimate; and



            (b) a written statement of the investor's financial situation and investment goals, which must be signed and returned to the brokerage firm.



The effect of Rule 15g-9 can be to decrease liquidity by making it more difficult for investors to purchase or sell shares of the Company's Common Stock in the market. If the Company's Common Stock became subject to this Rule, the difficulties involved in buying or selling the Common Stock could force the price of the Common Stock down.


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


REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION.



Sections 13 and 15(d) of the Exchange Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.


ITEM 2.  DESCRIPTION OF PROPERTY.


During the year ended December 31, 1999 and until October 30, 2000, the Company leased a facility as its headquarters located at 666 Third Avenue, New York, NY. This facility contained studio space, editing equipment and offices. The facility contained approximately 16,700 square feet total, of which 11,000 square feet were used for office space, 4,000 square feet were to be used for studios and 1,200 square feet were used to house equipment. The lease on this facility expires February 15, 2015 and the annual lease payments in 2000 were $522,951 for the entire facility. However, because of its dispute with its landlord, the Company vacated this facility on October 30, 2000. See Item 3, "Legal Proceedings." Select Media is now using excess space leased by Betelgeuse. Unless the Landlord re-lets the space at 666 Third Avenue to a new tenant, the Company may be responsible for future payments on the lease.



As part of the Sigma transaction, the Company leases a facility located at North 12th Street, Philadelphia, Pennsylvania as the recording studio and offices of Sigma. This facility contains recording studio space, editing equipment and offices. The facility contains approximately 3,000 square feet total, of which 1,000 square feet are used for office space and 2,000 square feet are used for studios. The lease on this facility expires January 31, 2005 and the annual lease payments are $76,000 for the entire facility.


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


As part of the Bankruptcy Proceeding, the New York City Department of Finance has filed alleged unsecured priority tax claims in the amount of $229,899, including interest to

December 31, 1999.


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

(a)   Market Price.


The historical prices, both actual prices and as adjusted for a 1 for 300 reverse stock split effective November 15, 1999, for the Company's Common Stock on the OTC Bulletin Board and the "pink sheets" are as follows:

                                                 Adjusted       Adjusted      Actual         Actual
             Period                                High           Low          High            Low
             ------                                ----           ---          ----            ---
             1997
             First Quarter                        $ 52.50        $33.00         $ .175        $ .111
             Second Quarter                       $ 46.50        $30.00         $ .155        $ .100
             Third Quarter                        $204.00        $30.00         $ .680        $ .100
             Fourth Quarter                       $144.00        $36.00         $ .480        $ .120

             1998
             First Quarter                        $ 51.00        $15.00         $ .170        $ .050
             Second Quarter                       $300.00        $16.50         $ 1.00        $ .055
             Third Quarter                        $267.00        $45.00         $ .890        $ .150
             Fourth Quarter                       $108.00        $30.00         $ .360        $ .100

             1999
             First Quarter                        $ 84.00        $42.00         $ .290        $ .180

             Second Quarter                       $183.00        $52.50         $ .610        $ .175
             Third Quarter                        $ 60.00        $27.00         $ .200        $ .090
             Fourth Quarter                                                     $30.00        $ 2.00

             2000
             First Quarter                                                      $ 6.50        $ 5.00
             Second Quarter                                                     $ 6.25        $ 4.75
             Third Quarter                                                      $ 6.00        $ 5.50



The foregoing information was obtained from the National Quotation Bureau and reflects inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.


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


(b) Holders. There are approximately 258 holders of the Company's Common Stock. During 1998 and 1999, the Company issued 36,199 shares and 9,520,666 shares, respectively, to investors for cash, in exchange for services, or to extinguish debt. The Company's outstanding stock includes shares issued in the Company's initial public offering in 1994, shares issued as part of the Company's reorganization under Chapter 11 of the Bankruptcy Code and shares issued in accordance with exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").


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

In 1998, the Company issued a total of 10,704 shares of Common Stock directly to third parties for services in lieu of cash. In addition, the Company issued 5,867 shares of Common Stock to two separate third parties who exercised outstanding warrants. Finally, also in 1998, the Company issued 17,961 shares of Common Stock in conversion of $1,151,900 in debt. There were no underwriters or broker-dealers involved in the sale of these shares in 1998. The Company sold these shares in transactions intended to be exempt from registration under the Securities Act by virtue of the exemption for registration under Section 4(2), as transactions not involving any public offering. The shares issued for services were issued to third parties who were not affiliates of the Company. The shares issued in conversion of debt were issued to third parties who were not affiliates of the Company. The shares issued in exercise of warrants were issued to third parties who were not affiliates of the Company.


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


In 1999, the Company issued 2,000,000 shares of Common Stock to Mitch Gutkowski, its President and C.E.O. (described below) and to 2,006,667 shares to Dominick Sartorio, an employee. Mitch Gutkowski provided substantial services to the Company from the period beginning before the Company filed for bankruptcy court protection in November, 1995 to up to and including October 24, 1999. For much of that period, Mr. Gutkowski did not take a salary, or took a reduced salary. Mr. Gutkowski was responsible for bringing in the consultants and new employees who brought the Company back into business after the bankruptcy. Mr. Gutkowski brought in Mr. Sartorio initially as a consultant and then as an employee to assist in restructuring the Company.



In connection with the Company's refinancing in late 1999, a number of stockholders agreed to execute written lock-up agreements for periods of six months to one year. These lock-up agreements require that the stockholder not sell or otherwise dispose of any common stock until the lock-up period expires. The Company has no other restrictions of stock held by stockholders, except as required by Regulation D, Section 4(2) of the Securities Act or Rule 144.


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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


Select Media is a New York corporation whose common stock is currently traded in the "pink sheets" under the symbol "SMTV.OB." Select Media began in the business of producing and distributing "vignettes," which are short-form (thirty-second) informational programs distributed by particular sponsors for viewing during regular programming. In 1998, Select Media hired personnel to provide services to worldwide news broadcasters and act as a television news agency under the name "Select International Television Network" ("SITN") to produce and distribute news segments for sale to local and foreign news broadcasters. Because of an inability to use studio space in a new facility, the Company has ceased operations of SITN as of October 30, 2000. In general, in the period covered by this report, the Company's sources of revenues consisted of revenues from the distribution of video news releases and from its international news division. Resale of advertising airtime has never constituted a major source of the Company's revenues.


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


In January 2000, Select Media repositioned itself as the owner of entertainment content providers whose product can be marketed through traditional media and over the Internet. In January 2000, Select Media purchased all the outstanding stock of Sigma. Sigma is a full service recording studio that provides services to record companies, independent artists and record producers. In March 2000, Select Media purchased the assets of AHP. AHP creates custom music and video products. These acquisitions were accounted for as purchases. The principals of Sigma and AHP were not affiliated with Select Media or Lloyds prior to their acquisition by Select Media. Lloyds' financing was not contingent upon these particular acquisitions. See Financial Statements and notes to Financial Statements.

The company believes that, given the changes in the structure of television broadcasting, including, but not limited to, the creation of a number of alternative television networks and the resulting scarcity of advertising airtime available to local television stations, the Company can better serve its stockholders by becoming the owner of entertainment content providers. By owning content providers, the Company can take advantage of the changing distribution systems offered by broadcast, cable and Internet distribution of its product.


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


In line with this strategy, in 2000 Select Media acquired Sigma and AHP. Select Media has also signed a letter of intent to purchase all the assets and liabilities of Betelgeuse. Betelgeuse has the ability to create entertainment content for broadcast, cable and Internet and to adapt existing product for use as Internet content. On December 6, 2000, Select Media signed the Definitive Agreement to acquire all the assets and liabilities of Betelgeuse.


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

RESULTS OF OPERATIONS

REVENUES

The following table sets forth certain items from Select Media's consolidated statements of operations as a percentage of net revenues for the periods indicated:

                                                       For the Year ended
                                                          December 31,
                                                   ------------------------
                                                     1999            1998
                                                   ------------------------
      Net revenues                                  100.0%          100.0%
                                                   ------          ------
      Cost of revenues                               56.1%           48.9%
                                                   ------          ------
      Gross profit                                   43.9%           51.1%
                                                   ------          ------

      Operating expenses:
        Marketing and selling                           0%              0%
        General and administrative                  201.2%          291.1%
        Nonrecurring costs                           38.2%          453.0%
        Amortization of acquisition-related
        intangible assets                               0%              0%

          Total operating expenses                  239.3%          744.1%

      Operating income (loss)                      (195.4)%          (693)%
      Other income and expense, net                 (38.2)%        (259.9)%

      Income (loss) before income taxes            (233.4)%        (952.9)%
      Provision for  (benefit from)
        income taxes                                    0%              0%

      Net income (loss)                            (233.4)%        (952.9)%
                                                   ------          ------

      Net Revenues                                 (233.4)%        (952.9)%


Before the Sigma acquisition, Select Media's net revenues were derived mainly from the sales of vignettes, video press releases and SITN. In the year ended December 31, 1999, net revenues increased by $1,861,879, or 415%, to $2,310,002 from $448,123 in the year ended December 31, 1998. The increase in net revenues during 1999 was primarily attributable to revenues from its international news operations and video press releases for General Motors Corporation. Select Media expects SITN revenues in the coming year to be significantly lower than 1999 levels, due to the inability to use studio space at its facility caused by a dispute with its landlord and the subsequent decision to cease SITN operations on October 30, 2000.


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

LOSSES


The Company incurred losses from operations of $(5,070,464) in 1999 compared to $(3,105,497) in 1998, for an increase of $(1,964,967) or 45%. The increase in losses was due primarily to non-recurring stock based compensation expense of $(881,466) in 1999, caused by issuances of stock to the Company's principals and employees, stock issued in extinguishments of debt in the amount of ($______), and to a loss on capital improvements receivable of $(557,303). The non-recurring stock-based compensation costs were vital to the Company's remaining viable in its industry; these costs related to compensation to Mr. Gutkowski and an employee, Dominick Sartorio, whose services were necessary to the Company remaining in business. At that time, the Company did not have the cash resources to pay these persons to remain with the Company. New investors were unwilling to invest funds in the Company unless a portion of the Company's debt was converted to equity. Existing creditors exchanged $_____ in debt for _____ shares of Common Stock. Without these new funds, and without the services of these independent contractors and consultants, the Company would have been unable to continue in business. Net other expenses were $(325,317) in 1999 and $(1,164,798) in 1998, for a decrease of $(839,481) or 72%. Not including the non-recurring 1999 stock-based compensation expense of $(881,466), Select Media expects an increase in losses in 2000 due primarily to the decrease in SITN business caused by its inability to use its studio space in its new facility, the expenses of the Sigma and AHP acquisitions and the non-recurring stock based compensation expense of $825,000 in the quarter ended March 31, 2000, caused by issuances of stock to two other of Select Media's employees.


LIQUIDITY AND CAPITAL RESOURCES

Select Media has significant capital needs, which to date Select Media has met through private sales of its equity and loans. Select Media will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity, loans, or by a public offering of its equity or debt securities. Select Media received a commitment from Lloyds Bahamas Securities, LTD ("Lloyds") for $2 million in additional financing for the year 2000 and is continuing in efforts to increase capital resources. Of the $2 million additional committed financing, the Company has received $2,299,000 by September 30, 2000, part of which was used in the Sigma and AHP acquisitions. $1,000,000 of this amount was raised in a private placement in October 1999 for 4,500,000 shares of Common Stock at $0.22 per share, with the balance in the form of convertible notes in 2000. The notes convert into shares of restricted common stock at $0.22 per share. Sales of common stock by the Company at less than the current trading price could tend to depress prices in the pink sheet market. Except for the $9,500,000 needed to close the Betelgeuse transaction for which the Company does not have a commitment, together with anticipated revenue, the Company estimates that this funding will be sufficient to fund the Company's business plan until March 2001, not including Betelgeuse. The Company has also received a separate commitment from Lloyds for the $500,000 down payment on the Betelgeuse transaction. The Company does not have a committed source of financing for the balance of the purchase price of the Betelgeuse acquisition. The Company has received a separate commitment from Lloyds for an additional $1.5 million in financing once the Company's common stock is relisted on the OTC Bulletin Board.


The Company has also received a non-binding letter of intent from Bryn Mawr Investment Group, Inc. to provide up to $10 million in financing to the Company through private or public offerings of securities, to be used for working capital and acquisitions.


None of the Company's committed or proposed financing is contingent on removing the "going concern" language from the Company's audit report. However, the Company has received a commitment from Lloyds for an additional $1,500,000 in financing contingent upon the Company's stock being relisted on the OTC Bulletin Board.



In October, 1999, a stockholder forgave a note of the Company totaling in the amount of $560,000, in consideration of a payment of $1.00. In order to induce this stockholder to cancel the Company's debt to him, Lloyds agreed to exchange the stockholder's 3,334 shares of unrestricted Common Stock for 200,000 of restricted Common Stock owned by Lloyds. At the time of this transaction, the stockholder was not an officer, director or employee of Select Media.



Select Media owes its counsel in its bankruptcy proceeding professional fees of $798,000. However, under the agreement between select Media and its counsel, this amount is payable only from the Company's profits. When the Company's operations become profitable, the Company will begin making payments on this obligation.


ITEM 7.  FINANCIAL STATEMENTS.

                        SELECT MEDIA COMMUNICATIONS INC.

                              FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1999 and 1998

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                                        CONTENTS
-------------------------------------------------------------------------------



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


April 6, 2000, (except for Note 14) as to which the date is November 14, 2000 Woodbury, New York

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                                   BALANCE SHEET

                                                               December 31, 1999
-------------------------------------------------------------------------------

                            ASSETS
CURRENT ASSETS
  Cash                                                              $      344
  Accounts receivable, less allowance for doubtful accounts
    of $243,114                                                        365,200
  Prepaid expenses and other current assets                             64,507
  Due from stockholders                                                166,000
                                                                    ----------

       Total Current Assets                                                       $  596,051


PROPERTY AND EQUIPMENT, Net                                                          539,235

OTHER ASSETS
Reorganization value, net of accumulated
  amortization of $570,304                                           1,873,854
  Deposit on acquisition                                               400,000
                                                                    ----------

       OTHER ASSETS                                                                2,273,854
                                                                                  ----------

       TOTAL ASSETS                                                               $3,409,140
                                                                                  ==========


      The accompanying notes are an integral part of these financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                                   BALANCE SHEET

                                                               December 31, 1999
-------------------------------------------------------------------------------

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
 Accounts payable                                               $  1,315,977
 Accrued expenses                                                  2,194,656
 Notes payable                                                       567,500
 Current portion of capital lease obligation                          55,490
 Reorganization liabilities, current portion                         100,000
                                                                ------------


       Total Current Liabilities                                                   $  4,233,623


OTHER LIABILITIES
 Capital lease obligation, net of current portion                    120,224
 Reorganization liabilities, net of current portion                1,479,969
                                                                ------------


       Total Other Liabilities                                                        1,600,193
                                                                                   ------------


       TOTAL LIABILITIES                                                              5,833,816


COMMITMENTS


STOCKHOLDERS' DEFICIENCY
 Common stock - $.001 par value; 35,000,000 shares
  authorized, and 9,607,592 shares issued and outstanding              9,608
 Additional paid-in capital                                        7,313,262
 Accumulated deficit                                              (9,747,546)
                                                                ------------


       TOTAL STOCKHOLDERS' DEFICIENCY                                                (2,424,676)
                                                                                   ------------

       TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIENCY                                                  $  3,409,140
                                                                                   ============

      The accompanying notes are an integral part of these financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                        STATEMENTS OF OPERATIONS

                                  For the Years Ended December 31, 1999 and 1998
-------------------------------------------------------------------------------


                                                           1999                1998
                                                       -----------          -----------
SALES                                                  $ 2,310,002          $   448,123

COST OF SALES                                            1,294,889              219,005
                                                       -----------          -----------

       GROSS PROFIT                                      1,015,113              229,118

OPERATING EXPENSES
  Selling, general and administrative expenses           4,646,808            1,304,615
  Loss on capital improvements receivable                  557,303                 --
  Stock-based compensation expense                         881,466            2,030,000
                                                       -----------          -----------

       TOTAL OPERATING EXPENSES                          6,085,577            3,334,615
                                                       -----------          -----------

       OPERATING LOSS                                   (5,070,464)          (3,105,497)

OTHER INCOME (EXPENSE)
  Other income                                              32,476                 --
  Interest expense                                        (357,793)          (1,164,798)
                                                       -----------          -----------

       TOTAL OTHER EXPENSE                                (325,317)          (1,164,798)
                                                       -----------          -----------

       LOSS BEFORE INCOME TAXES                         (5,395,781)          (4,270,295)

INCOME TAXES                                                  --                   --
                                                       -----------          -----------


       NET LOSS                                        $(5,395,781)         $(4,270,295)
                                                       ===========          ===========

PER SHARE DATA
 Basic and diluted net loss per common share           $     (2.82)         $    (68.57)
                                                       ===========          ===========

 Weighted Average Common Shares Outstanding              1,915,582               62,277
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

                                                SELECT MEDIA COMMUNICATIONS INC.

                                              STATEMENT OF STOCKHOLDERS' DEFICIT

                                  For the Years Ended December 31, 1999 and 1998
-------------------------------------------------------------------------------

                                                         Par       Additional
                                                        Value       Paid-in         Accumulated
                                           Shares       $0.001      Capital           Deficit            Total
                                       --------------------------------------------------------------------------
BALANCE - January 1, 1998                  50,727      $   51      $  281,949      $    (81,470)      $   200,530

Issuance of stock for services             10,704          11       2,029,989                           2,030,000

Exercise of warrants                        5,867           6         479,994                             480,000

Conversion of debentures                   17,961          18       1,151,882                           1,151,900

Issuance of stock as finance
 Costs                                      1,667           2         257,498                             257,500

Net loss                                     --          --              --          (4,270,295)       (4,270,295)
                                        ---------      ------      ----------      ------------       -----------

BALANCE - December 31, 1998
                                           86,926          88       4,201,312        (4,351,765)         (150,365)

Sale of common stock                    4,500,000       4,500         995,500                           1,000,000

Issuance of stock as finance costs          5,000           5                                                   5

Stock compensation                      4,006,666       4,006         877,460                             881,466

Issuance of stock for services          1,004,000       1,004         258,273                             259,277

Issuance of stock as payment of
   reorganization liabilities               5,000           5         420,718                             420,723

Gain on extinguishment of debt               --          --           559,999                             559,999

Net loss                                     --          --              --          (5,395,781)       (5,395,781)
                                        ---------      ------      ----------      ------------       -----------

BALANCE - December 31, 1999
                                        9,607,592      $9,608      $7,313,262      $ (9,747,546)      $(2,424,676)
                                        =========      ======      ==========      ============       ===========

      The accompanying notes are an integral part of these financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                        STATEMENTS OF CASH FLOWS

                                  For the Years Ended December 31, 1999 and 1998
-------------------------------------------------------------------------------

                                                                          1999               1998
                                                                      --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                            $(5,395,781)         $(4,270,295)
                                                                      -----------          -----------
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Stock-based compensation                                              881,466            2,030,000
    Stock issued for services                                             259,277                 --
    Depreciation and amortization                                         368,035              250,876
    Provision for doubtful accounts                                       243,114                 --
  Changes in assets and liabilities:
    Increase in accounts receivable                                      (313,648)            (294,666)
    Decrease (increase) in note receivable                                194,800             (194,800)
    Decrease (increase) in capital improvement receivable                  53,982              (53,982)
    Decrease (increase) in prepaid expenses and other current
      Assets                                                              244,525              (51,532)
    Increase in accounts payable                                          926,947              389,032
    Increase in accrued expenses                                        2,454,501              300,154
    (Decrease) increase in reorganization liability                      (183,061)              21,595
                                                                      -----------          -----------

       TOTAL ADJUSTMENTS                                                5,129,938            2,396,677
                                                                      -----------          -----------

       NET CASH USED IN OPERATING ACTIVITIES                             (265,843)          (1,873,618)
                                                                      -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                    (415,576)             (69,616)
  Deposit on acquisition                                                 (400,000)                --
                                                                      -----------          -----------

       NET CASH USED IN INVESTING ACTIVITIES                             (815,576)             (69,616)
                                                                      -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Repayments of capital lease obligation                                   (8,408)                --
  Proceeds from notes payable                                             138,000            1,956,400
  Repayments of notes payable                                                --               (375,000)
  Proceeds from issuance of common stock                                  834,005              480,000
                                                                      -----------          -----------
       NET CASH PROVIDED BY FINANCING
        ACTIVITIES                                                    $   963,597          $ 2,061,400
                                                                      -----------          -----------


      The accompanying notes are an integral part of these financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.

                                  For the Years Ended December 31, 1999 and 1998
-------------------------------------------------------------------------------


                                                                  1999               1998
                                                                -----------------------------
       NET (DECREASE) INCREASE IN CASH                          $(117,822)         $  118,166

CASH - Beginning                                                  118,166                --
                                                                ---------          ----------

CASH - Ending                                                   $     344          $  118,166
                                                                =========          ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the years for:

  Interest                                                      $  37,865          $   27,196

Noncash investing and financing activities:


  Acquisition of equipment through capital leases               $ 126,831          $   57,291
  Conversion of debentures to common stock                      $    --            $1,151,900
  Stock issued as payment of reorganization liabilities         $ 420,723          $     --
  Deferred financing costs                                      $    --            $  257,500
  Gain on extinguishment of debt                                $ 559,999          $     --



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


       During November 1999, the Company issued 4,006,666 shares, valued at 0.22 per share, of its common stock to two employees. The fair value was the same per share amount as the contemporaneous cash price received from Lloyds (see Note 2). Previously, the Company had valued, and reported, the common stock at a price of $20.97 per share. This price represented the fair value determined by a three day moving average stock price of the common stock on the date of grant. The effect of the adjustment in the accounting for the common stock reduced the net loss from $91,630,341 to $5,395,781 and the net loss per common share from $47.83 to $2,55 for the year ended December 31, 1999.


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


NOTE 2 - Private Placement


       The Company entered into an agreement on October 22, 1999 and amended November 1, 1999 with Lloyds Bahamas Securities, Ltd. ("Lloyds") to sell shares of the Company's common stock with Lloyds as their agent. (See
       Note 14). In exchange for $1,000,000, Lloyds'

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                   NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


       investors received 4,500,000 new shares of the Company's common stock after a 1 for 300 reverse stock split (See Note 3). As a condition of the funding the Company agreed to acquire Nationsmusic.com, Inc. ("Nationsmusic") in exchange for 3,000,000 shares of the Company's common stock. The Company has not consummated its transaction with Nationsmusic. On November 14, 2000, Lloyds, by letter agreement waived the requirement to acquire Nationsmusic as a condition to the funding.
    >

NOTE 2 - Private Placement, continued

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


NOTE 4 - Loss on Capital Improvements Receivable


       Capital improvements receivable represents amounts paid or accrued by the Company for leasehold improvements which are to be reimbursed to the Company by the landlord pursuant to the lease agreement. Subsequent to December 31, 1999, the Company vacated the premises. Accordingly, the Company wrote off the receivable at December 31, 1999 (see Note 14).


       The Company is currently in dispute with its landlord in which the landlord is claiming certain lease payments are due on space occupied by the Company. The total amount claimed to be due by the landlord is approximately $600,000.



NOTE 5 - Property and Equipment

       Property and equipment at December 31, 1999 consist of the following:

       Property and equipment                                     $ 593,444
       Leasehold improvements                                        75,870
                                                                  ---------

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                   NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

       Minimum future lease payments under capital leases as of December 31, 1999 for each of the next three years, and in the aggregate, are as follows:

                 For the Year Ending
                   December 31,                            Amount
               ---------------------------------------------------
                         2000                             $ 82,812
                         2001                               72,576
                         2002                               61,762
                                                          --------
               Total minimum lease payments                217,150

               Less: amount representing interest           41,436
                                                          --------

               Present value of minimum lease
                Payments                                  $175,714
                                                          ========

               Current Portion                            $ 55,490

               Long-term Portion                           120,224
                                                          --------

                                  Total                   $175,714
                                                          ========

       Interest rates on capitalized leases vary from 7.91% to 29.39% and are imputed based on the lessor's implicit rate of return.

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                   NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 7 - Notes Payable

       Notes payable at December 31, 1999 consisted of the following:

               Note payable non-interest bearing, payable upon
                 demand                                                $ 67,500

               Note payable non-interest bearing, payable upon
                 demand                                                 125,000

               Notes payable shareholder                                375,000
                                                                       --------

                      Total                                            $567,500
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

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                   NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 9 - Income Taxes, continued

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

            Note payable                                  $560,000
            Less: Cash payment                                  (1)
                                                          ---------

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

       Minimum future rental commitments under this lease as of December 31, 1999 are as follows:

          For the Year Ending
             December 31,                      Amount
         ------------------------------------------------
                 2000                         $   522,951
                 2001                             522,951
                 2002                             522,951
                 2003                             522,951
                 2004                             522,951
              Thereafter                        5,921,845
                                              -----------

                    Total                     $ 8,536,600
                                              ===========

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

       Minimum future payments from subtenants as of December 31, 1999 for each of the next two years are as follows:


               December 31,                      Amount
            ----------------------------------------------
                   2000                            $90,000
                   2001                              7,000
                                                  --------

                   Total                           $97,000
                                                   =======


       During November 2000, the Company vacated the office space covered by this lease (see Note 14).


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

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                   NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 11 - Commitments, continued

       Employment Agreements, continued Future minimum payments related to these agreements for the next five (5) years are as follows:


              For the Year Ending
                 December 31,                      Amount
              -----------------------------------------------
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


       On January 1, 2000, the Company entered into two employment agreements. One of the employees was terminated and the Company entered into a separation and release agreement on April 28, 2000. Pursuant to the employment and separation and release agreements, the employees were issued 100,000 and 50,000 restricted shares, respectively, for past services performed. As a result of these issuances, the Company recognized $33,000 ($0.22 per share) of stock-based compensation expense. The value of these grants have not been included in the Statement of Operations for the year ended December 31, 1999. Future minimum compensation to the remaining employee under this agreement is $125,000 for the year ended December 31, 2000 and $100,000 for the years ended December 31, 2001 and 2002. There are no further commitments to the terminated employee.



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

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                   NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 13 - Bankruptcy Proceedings


       On August 28, 1997 the United States Bankruptcy Court of the Southern District of New York confirmed the Company's Plan of Reorganization. The plan stipulated payments totaling
    >

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                   NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 13 - Bankruptcy Proceedings, continued


       $2,444,158 to be paid to certain secured, administrative and unsecured creditors. It was determined that the Company's reorganization value computed immediately before August 28, 1997, the date of plan confirmation, was equal to the stipulated payments of $2,444,158. Since the Company had no other identifiable assets, the Company recorded a long lived asset, "Reorganization Value," which is being amortized over a period of 10 years. The Company adopted fresh start reporting because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post petition liabilities and allowed claims.


       The reorganization was determined by discounting future cash flows of the reconstituted business that emerged from bankruptcy and the expected proceeds from assets and collections from assets not required in the reconstituted business.


       As of December 31, 1999, the Company determined that the reorganization has not been impaired since the discounted future cash flows from operations are in excess of the reorganization value.


       The remaining bankruptcy liabilities at December 31, 1999 consists of the following:



                  Class of Creditors
       ---------------------------------------------------------
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



       In accordance with the Company's confirmed Plan of Reorganization, all of the long term liabilities will be paid when the Company becomes profitable.


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

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                   NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       The New York City Department of Finance has filed alleged unsecured priority tax claims in the amount of $229,899. Included in this amount is $37,623 of interest accruing at an annual interest rate of 8.5%. The entire amount is included in the accrued amounts for class 2 creditors at December 31, 1999.


       All remaining allowed claims will be paid in cash.

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

       On September 11, 2000, the Company entered into a non-binding letter of intent to purchase all the assets and liabilities of Betelgeuse Productions, LLC for a purchase price of $10,000,000, subject to adjustment.


       As discussed in Notes 4 and 11, the Company has vacated its office space located at 666 Third Avenue, New York, New York. The Company is currently involved in litigation with its former landlord. The outcome of this litigation is uncertain; however, if the Company obtains an adverse judgement, it may sustain a loss up to approximately $600,000. In addition, the Company has accrued all unpaid rent through September 30, 2000 and has accrued costs incurred in renovating the office space of approximately $700,000.



       As reflected in Note 2, the Company received proceeds of $1,000,000 in exchange for 4,500,000 shares of the Company's Common Stock in October 1999 in a private placement. However, the Company has determined that the exemption relied upon was not available and that the sale may have been in violation of the registration provisions of the Securities Act. The Company may be required to offer rescission to the investors, which allows the investors to obtain a return of their original investment. Since the investors have indicated that they will not require a return of any part of the original investment, the investment has been classified as permanent capital.



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


       The Company is developing a plan to reduce its liabilities through the issuance of additional




NOTE 15 - Going Concern Uncertainty (continued)

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                   NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       common stock through private or public offerings conforming to the requirements of Securities Acts. The Company received a non-binding letter of intent on October 14, 1999 to raise $10,000,000 on a best efforts basis for such offerings. The financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


As of February 1, 2000, the Company engaged Marcum & Kleigman, LLP as its independent certified public accountants. On October 30, 2000, the Company filed a Form 8-K noting the change in accountants. The Company's former accountants, Ernst & Young, LLP, ceased acting as the Company's auditors at the time that the Company filed for bankruptcy. The former accountant was unable to report on the Company's financial statements due to the unpaid liability owed by the Company to Ernst & Young, LLP, which was discharged in bankruptcy. There were no disagreements with the former accountants.



The former accountants were not discharged by the Company and the Company's financial statements for the period audited by the former accountants did not contain an adverse opinion or a disclaimer of opinion, nor were the financial statements modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and officers of the Company are as follows:


                                                                              Position with
Name                    Age   Position                                        Select Media Since
----                    ---   --------                                        ------------------
Mitch Gutkowski         45    Chairman of the Board, Chief Executive                1981
                              Officer and Director
James Mongiardo         54    Vice Chairman and Director                            1999
Chet Simmons            71    Director                                              1999
Joseph Tarsia           65    President of Sigma                                    2000
Billy Terrell           55    Executive Vice President of Sigma                     2000



MITCH GUTKOWSKI, Chairman of the Board, Chief Executive Officer and Director since 1981, founded Select Media in 1981 and as Chairman coordinates the efforts of the Company's divisions and oversees operations. With the Board of Directors as a group, Mr. Gutkowski oversees strategic planning for the Company. Before founding Select Media, Mr. Gutkowski was Vice President for Advertising Sales for Pro-Sport Entertainment, Inc. Mr. Gutkowski was Chairman of the Board and Chief Executive Officer of the Company in 1995, when the Company filed for bankruptcy protection under Chapter 11. See "Description of Business."



JAMES MONGIARDO, Vice Chairman of the Board since 1999, has extensive experience in building companies and in the banking and securities business. He has served as Chief Executive Officer for public biotechnology and healthcare services companies and as head of United States Marketing for Schering-Plough Corporation. For the past five years, he has been Managing Director of LBC Capital, an investment banking firm specializing in institutional private placements for emerging companies.



CHET SIMMONS, Director since 1999, has a distinguished career in helping to shape modern sports television. In 1957, he joined the group responsible for the American Broadcasting Company's sports programming, including "ABC's Wide World of Sports," "The American Sportsman," and ABC's Olympic Games coverage. In 1964, he moved to NBC, where rose to the position of the first President of NBC Sports. During his tenure at NBC, that network acquired the rights to televise Major League Baseball, the National Hockey League, various Olympic Games and NCAA football. Mr. Simmons left NBC Sports to become the first President and Chief Executive Officer of ESPN. Mr. Simmons became commissioner of the United States Football League in 1982 and then went on to serve as a consultant to a variety of sports/television businesses.


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


Mr. Tarsia is President of Sigma and began his association with Select Media in 2000.



BILLY TERRELL, Executive Vice President of Sigma, has spent the last 30 years in the music business. Over the course of his career, he has written, arranged or produced over 300 works released by Frankie Avalon, Helen Reddy, David Clayton-Thomas, LeVert, The Manhattans, The Moments and others. Mr. Terrell has written or produced works for Columbia Records, Atlantic, Polydor, Mercury, RCA and Paramount, among others. His hits span many genres, from pop to R & B to jazz. He continues to write, arrange and produce musical works through Sigma and AHP. Mr. Terrell began his association with Select Media in 2000.


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



SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING CHANGES



In the period covered by this report, Mr. Gutkowski is late in filing one (1) Form 4 and Mr. Sartorio and Mr. Mongiardo are each late in filing one (1) Form
3. Mr. Gutkowski had one (1) transaction in 1999. Mr. Sartorio and Mr. Mongiardo each became subject to reporting requirements in October 1999 and failed to file timely Form 3's.


ITEM 10.  EXECUTIVE COMPENSATION.


Executive Compensation.


The following table sets forth the compensation received for services rendered to the Company during the fiscal year ended December 31, 1999 by our Chief Executive Officer. Except for the CEO, the Company had no officers who earned more than $100,000 during the fiscal year ended December 31, 1999.

                             SUMMARY COMPENSATION TABLE

                                                                                               Long-Term Compensation
                                                                                    ------------------------------------------
Name And Principal                    Annual Compensation         Other Annual      Awards                           All Other
Position                   Year     Salary($)      Bonus($)       Compensation      Restricted Stock     Options       Awards
--------                   ----     ---------      --------       ------------      ----------------     -------       ------
Mitch Gutkowski            1999     $252,000          $0               None               $440,000           None
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


EMPLOYMENT CONTRACTS

The Company has an employment contract with Mr. Gutkowski to act as the Company's president and chief executive officer, which provides for a yearly salary of $200,000 in 2000, $300,000 in 2001, $350,000 in 2002, $400,000 in 2003
and $450,000 in 2004, with a bonus of 2% of the Company's net profits, determined and paid quarterly. This agreement has a term of 5 years and expires October 2004. For the


Mr. Mongiardo and Mr. Simmons, the Company's non-employee directors, are associated with other firms involved in a range of business activities, as noted in Item 9, above. Consequently, there are potential inherent conflicts of interest in their acting as directors of the Company. Insofar as these directors are engaged in other business activities, management anticipates they will devote only a minor amount of time to the Company's affairs. However, as of the date of this filing, no actual or potential conflicts of interest exist between the Company and either Mr. Mongiardo or Mr. Simmons.


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



(1)   Address c/o the Company at 44 E. 32nd Street, New York, New York.


(2)   Less than 1%.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


In the period from the Company's bankruptcy filing in October 1995 until October 1999, Mr. Gutkowski provided substantial services to the Company. For much of that period, Mr. Gutkowski did not take a salary or took a reduced salary. In October 1999, the Company issued Mr. Gutkowski 2,000,000 shares as compensation for these prior services, valued for reporting purposes at $440,000.



In 1996, Mr. Gutkowski contributed $100,000 in cash to the Company's reorganization plan as part of the Company's emergence form bankruptcy. The Company repaid this contribution to Mr. Gutkowski in January 2000.



In October 1999, a note payable to a stockholder in the amount of $560,000 was extinguished for $1. As additional consideration the noteholder exchanged 3,334 unrestricted shares (valued at $0.22 per share) of the Company's common stock for 200,000 restricted shares (valued at $0.22 per share) of the Company's common stock held by Lloyds. This stockholder was not an officer, director or 5% or greater stockholder of the Company.

An individual has signed a letter of credit on behalf of the Company for $1,000,000 acting as a security deposit on the lease for the Company's facility at 666 Third Avenue. If the Company defaults on the lease, money will be drawn from this letter of credit. To date, no consideration has been given to this individual for signing this letter of credit. During November 2000, the bank has drawn down the entire amount of the $1,000,000 letter of credit to the benefit of the previous landlord and the Company has vacated the premises.

The Company has notes payable to a shareholder for $375,000. The notes bear interest at 10% and had original maturity dates in November and December 1999. These maturity dates were subsequently extended and are currently due upon demand. The individual received 6.667 shares of common stock as compensation. The market value of the shares issued were treated as debt issuance costs (interest) which was amortized over the life of the loan. Debt issuance cost recognized in 1999 and 1998 was $243,678 and $11,822 respectively.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

      Item 1.  Exhibit Index

   Exhibit  No
   -------  --
      (3)   Articles of Incorporation and Bylaws

            3.1   Articles of Incorporation *

            3.2   Bylaws*

      (10)  Material Contracts

      10.1  Employment Agreement with Mitch Gutkowski ***

      10.2  Stock Purchase Agreement for the Purchase of all the outstanding
            Common Stock of Sigma Sound Studio, Inc. **

      10.3 Letter of Intent for the purchase of all the assets and liabilities of Betelgeuse Productions, LLC.***

      10.4  Agreements with Lloyds regarding Financing ***

      10.5 Non-Binding Letter of Intent with Bryn Mawr Investment Group regarding Financing ***

      10.6  Agreement with Lloyds to Fund Down Payment****

      10.7  Agreement with Lloyds regarding Financing****

      10.8  Definitive to Purchase the Assets and Liabilities of Betelgeuse
            Productions****

      10.9  Registration Rights Agreement****

      (21)  Subsidiaries of the Registrant

      21.1  Subsidiaries of the Registrant****

      (27)  Financial Data Schedule

      27.1  Financial Data Schedule ****



* Incorporated by reference to Exhibits to Registrant's original Registration Statement Number 33-80412 filed under the Securities Act of 1933 on August 19, 1994.


** Incorporated by reference to Exhibits to Registrant's Form 10KSB filed under the Securities Exchange Act of 1934 on July 27, 2000.



*** Incorporated by reference to Exhibits to Registrant's Form 10KSB/A1 filed under the Securities Exchange Act of 1934 on November 15, 2000.



**** Filed herewith.



Item 2 Reports on Form 8-K.

      During the period covered by this report, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Select Media caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        SELECT MEDIA COMMUNICATIONS, INC.


                              By: /s/ MITCH GUTKOWSKI.
                                  --------------------
                                    Mitch Gutkowski, Chief Executive Officer


Date: 12/11/2000




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By /s/ MITCH GUTKOWSKI
   -----------------------------------------------------
      Mitch Gutkowski, Chief Executive Officer, Director



Date:  12/11/2000




By: /s/ ANTHONY URBANO
   -----------------------------------------------------
      Anthony Urbano, Controller



Date: 12/11/2000



By: /s/ JAMES MONGIARDO
   -----------------------------------------------------
      James Mongiardo, Director



Date: 12/11/2000




By:  /s/ CHET SIMMONS
    -----------------------------------------------------
      Chet Simmons, Director



Date: