Form 10QSB/A
period 2000-03-31
SELECT MEDIA COMMUNICATIONS INC
filed 2000-12-20
CIK 925648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                FORM [10-QSB/A2]
                                ---------------



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from
                                            ---------- to ---------

                        Commission file Number 000-24706
                                               ---------

                       SELECT MEDIA COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  New York                                       13-3415331
(State or other jurisdiction of incorporation         (IRS Employer Identification No.)
              or organization)



                    [44 E. 32nd Street], New York, NY[ 10016]
                    ----------------------------------------

                    (Address of principal executive offices)


                                (212) [251-8796]
                           ---------------------------
                           (Issuer's telephone number)

                      666 Third Avenue, New York, NY 10017
                     ---------------------------------------

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

                        SELECT MEDIA COMMUNICATIONS INC.
                                 AND SUBSIDIARY

                   CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2000 and 1999

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET

                                                                  March 31, 2000
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

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
                                                                                                         ==========

                                  See notes to consolidated financial statements

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET

                                                                  March 31, 2000

---------------------------------------------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES
 Accounts payable                                                                   $  1,553,445
 Accrued expenses                                                                      2,283,169
 Notes payable                                                                           922,500
 Current portion of capital lease obligation                                              62,996
 Reorganization liabilities, current portion                                             100,000
 Due to stockholders                                                                   1,429,000
                                                                                     -----------

    Total Current Liabilities                                                                          $  6,351,110

OTHER LIABILITIES
 Capital lease obligation, net of current portion                                         57,249
 Reorganization liabilities, net of current portion                                    1,384,890
                                                                                     -----------

    Total Other Liabilities                                                                               1,442,139
                                                                                                        -----------

    TOTAL LIABILITIES                                                                                     7,793,249
                                                                                                        -----------

COMMITMENTS

STOCKHOLDERS' DEFICIT
 Common stock - $.001 par value; 35,000,000 shares authorized,
  9,757,592 shares issued and outstanding, respectively                                    9,758
Additional paid-in capital                                                             7,346,112
Accumulated deficit                                                                  (11,552,412)
                                                                                    ------------

    TOTAL STOCKHOLDERS' DEFICIT                                                                          (4,196,542)
                                                                                                        -----------

    TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIT                                                                             $ 3,596,707
                                                                                                        ===========

                                 See notes to consolidated financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                              UNAUDITED STATEMENTS OF OPERATIONS

                                                                  For the Three Months Ended March 31, 2000 and 1999
--------------------------------------------------------------------------------------------------------------------
                                                                 For the Three Months Ended March 31,

                                                                     2000                 1999
                                                                  -----------          -----------
SALES                                                             $   164,217          $   780,723
COST OF SALES                                                         119,372              359,294
                                                                  -----------          -----------

    GROSS PROFIT                                                       44,845              421,429

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Selling, general and administrative expenses                      1,785,416              782,883
  Stock based compensation expense                                     33,000                   --
                                                                  -----------          -----------

       Total Selling, General and Administrative expenses           1,818,416              782,883

       OPERATING LOSS                                              (1,773,571)            (361,454)

OTHER INCOME (EXPENSE)
  Other income                                                         12,007                   --
  Interest expense                                                    (43,302)             (15,603)
                                                                  -----------          -----------

       TOTAL OTHER INCOME (EXPENSE)                                   (31,295)             (15,603)
                                                                  -----------          -----------

       LOSS BEFORE INCOME TAXES                                    (1,804,866)            (377,057)

INCOME TAXES                                                               --                   --
                                                                  -----------          -----------

       NET LOSS                                                   $(1,804,866)         $  (377,057)
                                                                  ===========          ===========

PER SHARE DATA
Basic and diluted net loss per common share:
   Net loss                                                       $     (0.19)         $     (4.26)
                                                                  ===========          ===========
 Weighted Average Common Shares Outstanding                         9,757,592               88,585
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

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                              UNAUDITED STATEMENTS OF CASH FLOWS

                              For the Three Months Ended March 31, 2000 and 1999

---------------------------------------------------------------------------------------------------------------------
                                                                           For the Three Months Ended
                                                                                  March 31,
                                                                          2000                1999
                                                                 ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                            $(1,804,866)         $  (377,057)
                                                                      -----------          -----------
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Stock-based compensation                                               33,000                   --
    Depreciation and amortization                                         186,727               88,513
    Increase in allowance for doubtful accounts                           262,545               20,156
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                             29,302             (278,332)
    Decrease in note receivable                                                --               43,200
    Increase in prepaid expenses and other current assets                    (549)              (3,336)
    Increase in accounts payable                                          178,783              117,109
    Increase in accrued expenses                                           42,177              563,211
    Decrease in reorganization liability                                  (95,079)            (145,406)
                                                                      -----------          -----------

    TOTAL ADJUSTMENTS                                                     636,906              405,115
                                                                      -----------          -----------

    NET CASH (USED IN) PROVIDED BY OPERATING
      ACTIVITIES                                                       (1,167,960)              28,058
                                                                      -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                          --             (225,587)
  Purchase of Sigma Sound Services Inc., net of cash acquired            (198,600)                  --
  Purchase of intangible assets                                          (125,000)                  --
                                                                      -----------          -----------

    NET CASH USED IN INVESTING ACTIVITIES                             $  (323,600)         $  (225,587)
                                                                      -----------          -----------

                                 See notes to consolidated financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                   UNAUDITED STATEMENTS OF CASH FLOWS, Continued

                              For the Three Months Ended March 31, 2000 and 1999

----------------------------------------------------------------------------------------------------------------
                                                               For the Three Months Ended
                                                                       March 31,
                                                              2000                 1999
                                                          --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of capital lease obligations                   $   (55,469)         $   (14,421)
  Proceeds from notes payable                                      --              135,000
  Repayments of notes payable                                 (45,000)                  --
  Advances from shareholders                                1,595,000                   --
                                                          -----------          -----------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                1,494,531              120,579
                                                          -----------          -----------

       NET INCREASE IN CASH                                     2,971              (76,950)

CASH AT BEGINNING OF PERIOD                                       344              118,165
                                                          -----------          -----------

CASH AT END OF PERIOD                                     $     3,315          $    41,215
                                                          ===========          ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the years for:
  Interest                                                $    24,290          $    15,603

Noncash investing and financing activities:

  Sigma Sound Services, Inc. acquisition:
     Issuance of note payable                             $   400,000          $        --
     Deposit applied to the purchase price                $   400,000          $        --

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


NOTE 2 - Acquisitions


       On January 18, 2000 the Company purchased all of the issued and outstanding common stock of Sigma Sound Services, Inc. ("Sigma") pursuant to the terms of a stock purchase agreement (the "Agreement"). The purchase price for Sigma's common stock was $1,000,000 with $400,000 paid at the signing of the Agreement, $200,000 paid at closing and a $400,000 10% secured note. The note is payable in two installments of $200,000 plus accrued interest on March 31, 2000 and January 3, 2001. The initial installment was not paid and the Company received an extension of 180 days. The note is secured by all of the Company's existing and future customer accounts, general intangibles, equipment, goods, instruments and inventory. The transaction was accounted for under the purchase method of accounting. The fair market value of assets acquired approximates their book value and the date of acquisition. Goodwill acquired through this Agreement amounted to $964,504 and is being amortized over a 3-year life. Amortization expense for the three months ended March 31, 2000 was $80,375.


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


NOTE 5 - Commitments


       Employment Agreements
       On January 1, 2000 the Company entered into two employment agreements. One of the employees was terminated and the Company entered into a separation and release agreement on April 28, 2000. Pursuant to the employment and separation and release agreements, the employees were issued 100,000 and 50,000, respectively, of restricted shares for past services performed. As a result of these issuances, the Company recognized $33,000 ($0.22 per share) of stock based compensation expense. Future minimum compensation to the remaining employee under this agreement is $125,000 for the year ended December 31, 2000 and $100,000 for the years ended December 31, 2001 and 2002. There is no further commitment to the terminated employee.



NOTE 6 - Related Party Transaction

       In January 2000, the Company reimbursed one of its officers/shareholders $100,000 for amounts previously contributed by him pursuant to the Company's Plan of Reorganization.


NOTE 7 - Litigation


       On October 30, 2000, the Company vacated its office space located at 666 Third Avenue, New York, New York. The Company is currently involved in litigation with its former landlord. The outcome of this litigation is uncertain, however, if the Company obtains an adverse judgment, it may sustain a loss of up to approximately $600,000. In addition, the Company has accrued all unpaid rent through September 30, 2000 and has accrued costs incurred in renovating the office space of approximately $700,000.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - Subsequent Event

      On October 30, 2000, the Company decided to cease the operation of its SITN division.

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

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and nine months ended September 30, 2000, and 1999. The information should be read in conjunction with the "Mangement's Discussion and Analysis" and consolidated financial statements and notes thereto contained herein and in the Form 10-KSB for the year ended December 31, 1999.

OVERVIEW

Select Media is a New York corporation whose common stock is currently traded in the "pink sheets" under the symbol "SMTV.OB." Select Media began in the business of producing and distributing "vignettes," which are short-form (thirty-second) informational programs distributed by particular sponsors for viewing during regular programming. In 1998, Select Media hired personnel to provide services to worldwide news broadcasters and act as a television news agency under the name "Select International Television Network" ("SITN") to produce and distribute news segments for sale to local and foreign news broadcasters. Because of an inability to use studio space in [thier facility and the subsequent move to new premises on October 30, 2000, the Company has ceased operations of SITN as of October 30, 2000]. In general, in the period covered by this report, the Company's sources of revenues consisted of revenues from the distribution of video news releases and from its international news division. Resale of advertising airtime has never constituted a major source of the Company's revenues.



In the period from the Company's bankruptcy filing in October 1996 until September 1998, the Company was essentially dormant. [In 1998, the Company was dependant on two major customers for 46% and 16% of the Company's revenues, respectively. ] In 1999, the Company was dependent upon one major customer (General Motors Corporation) for over 35% of its revenues, most of which were received in the first six months of the year. Beginning in the fall of 1999, the Company began its restructuring and moved its offices. Thus far in 2000, the Company has had minimal revenues as it has focused on restructuring its business and acquiring Sigma and AHP. Thus, in 2000, the Company has not been dependent on any major customers, and does not reasonably foresee any such dependence for the balance of the current year.



In January 2000, Select Media repositioned itself as the owner of entertainment content providers whose product can be marketed through traditional media and over the Internet. In January 2000, Select Media purchased all the outstanding stock of Sigma. Sigma is a full service recording studio that provides services to record companies, independent artists and record producers. In March 2000, Select Media purchased the assets of AHP. AHP creates custom music and video products. These acquisitions were accounted for as purchases.[ The principals of Sigma and AHP were not affiliated with Select Media of Lloyds prior to their acquisition by Select Media. Lloyds' financing was not contingent upon these particular acquisitions.] See Financial Statements and notes to Financial Statements.




[The Company believes that, given the changes in the structure of television broadcasting, including, but not limited to, the creation of a number of alternative television networks and the resulting scarcity of advertising airtime available to local television stations, the Company can better serve its stockholders by becoming the owner of entertainment content providers. By owning content providers, the Company can take advantage of the changing distribution systems offered by broadcast, cable and Internet distribution of its product.]


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


In line with this strategy, in 2000 Select Media acquired Sigma and AHP. Select Media has also signed a letter of intent to purchase all the assets and liabilities of Betelgeuse. Betelgeuse has the ability to create entertainment content for broadcast, cable and Internet and to adapt existing product for use as Internet content.[ On December 6, 2000 Select Media signed a definitive Asset Purchase Agreement (the "Definitive Agreement") to acquire all the assets and liabilities of Betelgeuse Productions, LLC. ]


MARKET STRATEGY

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


Select Media has 11 full time and 2 part time employees and during the period covered by this report, operated a facility at 666 Third Avenue, New York, New York, which was used as the principal corporate office and the site of its studio facilities. [On October 30, 2000, Select Media moved its office to 44 E. 32nd Street in New York, subletting space from Betelgeuse. ]As a result of the Sigma acquisition, Select Media also leases a sound recording studio facility at North 12th Street in Philadelphia, Pennsylvania.


RESULTS OF OPERATIONS

REVENUES

The following table sets forth certain items from the Registrant's consolidated statements of operations as a percentage of net revenues for the periods indicated:


                                            For the Year ended           For the Quarter Ended
                                              December 31,                March 31,
                                            ------------------       ----------------------------
                                                   1999               2000                 1999
                                            ------------------       ----------------------------
Net revenues                                       100.0%            100.0%               100.0%
Cost of revenues                                    56.1%             72.7%                46.0%
Gross profit (Loss)                                 43.9%             27.3%                54.0%

Operating expenses:
  Selling, General and administrative              201.2%           1087.2%               100.3%
  Nonrecurring costs                                38.2%             20.0%                   0%

    Total operating expenses                       239.3%           1107.3%               100.3%

Operating income (loss)                           (195.4)%         (1080.0)%              (46.3)%
Other income and expense, net                      (38.2)%           (19.1)%               (2.0)%

Income (loss) before income taxes                 (233.4)%         (1099.1)%              (48.3)%
Provision  for  (benefit  from)
  income taxes                                         0%                0%                   0%

Net income (loss)                                 (233.4)%         (1099.1)%              (48.3)%
                                                ----------        ----------           ----------
Net Revenues                                      (233.4)%         (1099.1)%              (48.3)%

Before the Sigma acquisition, Select Media's net revenues were derived mainly from the sales of vignettes, video press releases and SITN. In the quarter ended March 31, 2000, net revenues decreased by $616,506, or 79%, to $164,217 from $780,723 in the quarter ended March 31, 1999. The decrease in net revenues during the first quarter of 2000 was primarily attributable to to the Company's focusing on the Sigma and AHP acquisitions and a significant decline in revenues from its international news operations because of the inability to use studio space in its new facility. Select Media expects SITN revenues in the coming year to be significantly lower than 1999 levels[ due to the Company's decision to relocate and cease SITN operations on October 30, 2000, and the end of the General Motors contract for video press releases].[ ]


GROSS PROFIT

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

LOSSES


The Company incurred losses from operations of $(1,773,571) in the quarter ended March 31, 2000 compared to $(361,454) in the quarter ended March 31, 1999, for an increase of $(1,412,117) or 390.7%. The increase in losses was due primarily to the decrease in SITN business caused by its inability to use its studio space in the Company's new facility, the expenses of the Sigma and AHP acquisitions and a non-recurring stock based compensation expense of $(33,000) in the quarter ended March 31, 2000, caused by issuances of stock to two of the Company's employees. At that time, the Company did not have the cash resources to pay these persons to remain with the Company.[ The non-recurring stock-based compensation expenses were important to the Company's retaining its employees. These shares were issued to two non-executive employees.] Net other expenses were $(31,295) in the quarter ended March 31, 2000 and $(15,603) in the quarter ended March 31, 1999, for an increase of $(15,692) or 100.6%.


LIQUIDITY AND CAPITAL RESOURCES


Select Media has significant capital needs, which to date Select Media has met through private sales of its equity and loans. Select Media will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity, loans, or by a public offering of its equity or debt securities. Select Media has received a commitment from Lloyds Bahamas Securities, LTD ("Lloyds") for $2 million in additional financing for the year 2000 and is continuing in efforts to increase capital resources. Of the $2 million additional committed financing, the Company has received $1,429,000 by March 31, 2000, part of which was used in the Sigma and AHP acquisitions. $1,000,000 of this amount was sold in a private placement in October 1999 for $0.22 per share, with the balance in the form of convertible notes in 2000. The notes convert into shares of restricted common stock at $0.[50] per share. Sales of common stock by the Company at less than the current trading price could tend to depress prices in the pink sheet market. [Except for the $9,500,000 needed to close the Betelgeuse transaction for which the Company does not have a commitment, together] with anticipated revenue, the Company estimates that this funding will be sufficient to fund the Company's business plan until March 2001[, not including Betelgeuse]. The Company has also received a separate commitment from Lloyds for the $500,000 down payment on the Betelgeuse transaction. The Company does not have a committed source of financing for the balance of the purchase price of the Betelgeuse acquisition. The Company has received a separate commitment from Lloyds for an additional [$1.5] million in financing once the Company's common stock is relisted on the OTC Bulletin Board.


The Company has also received a non-binding letter of intent from Bryn Mawr Investment Group, Inc. to provide up to $10 million in financing to the Company through private or public offerings of securities, to be used for working capital and acquisitions.


None of the Company's committed or proposed financing is contingent on removing the "going concern" language from the Company's audit report.[ However, the Company has received a separate commitment from Lloyds for an additional $1.5 million in financing once the Company's common stock is relisted on the OTC Bulletin Board.]

[Select Media owes its counsel in its bankruptcy proceeding professional fees of $798,000. However, under the agreement between select Media and its counsel, this amount is payable only from the Company's profits. When the Company's operations become profitable, the Company will begin making payments on this obligation.
]

                                                PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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


[As part of the Bankruptcy Proceeding, the New York City Department of Finance has filed alleged unsecured priority tax claims in the amount of $229,899, including interest to December 31, 1999.]

ITEM 2. CHANGES IN SECURITIES.


         Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable

ITEM 5. OTHER INFORMATION.

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.




         (A) Exhibits:


           Exhibit 27.1-Financial Data Schedule-Previously filed on November 20, 2000



         (B) Reports on Form 8-K


                  During the period covered by this Report, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                         SELECT MEDIA COMMUNICATIONS, INC.
                                         ---------------------------------
                                          (Registrant)



Date:12/15/2000                                    /S/MITCH GUTKOWSKI
---------------------------------        ---------------------------------

                                                      MITCH GUTKOWSKI,
                                                     Chief Executive Officer