Form 10QSB/A
period 2000-06-30
SELECT MEDIA COMMUNICATIONS INC
filed 2000-12-20
CIK 925648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM [10-QSB/A2]
                                     -----------



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from            to
                                            ----------    ---------
                        Commission file Number 000-24706
                                               ---------

                       SELECT MEDIA COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  New York                                          13-3415331
---------------------------------------------            --------------------------------
(State or other jurisdiction of incorporation            (IRS Employer Identification No.)
               or organization)


                   [44 E. 32nd Street], New York, NY [10016]
--------------------------------------------------------------------------------

                    (Address of principal executive offices)



                                (212) [251-8796]
                                ----------------
                           (Issuer's telephone number)



                     [666 Third Avenue, New York, NY 10017]
--------------------------------------------------------------------------------


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,016,592 Shares of Common Stock
                                           -------------------------------------


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

                   CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2000 and 1999

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET
                                                                   June 30, 2000
--------------------------------------------------------------------------------


                                     ASSETS
                                     ------

CURRENT ASSETS
--------------
Cash                                                      $    7,509
Accounts receivable, less allowance for doubtful
  accounts of $505,659                                       148,495
Capital improvement receivable                               656,123
Prepaid expenses and other current assets                    158,844
                                                          ----------

    Total Current Assets                                                       970,971
                                                                             ---------


PROPERTY AND EQUIPMENT, Net                                                    701,024
---------------------------                                                  ---------

OTHER ASSETS
------------
  Intangibles, net                                        1,018,429
  Reorganization value, net                               1,751,646
                                                         ----------
       Total Other Assets                                                     2,770,075
                                                                             ----------

    TOTAL ASSETS                                                             $4,442,070
                                                                             ==========

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET
                                                                   June 30, 2000
--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
-------------------
 Accounts payable                                                                  $   1,565,831
 Accrued expenses                                                                      2,837,957
 Notes payable                                                                           941,945
 Current portion of capital lease obligation                                              60,596
 Reorganization liabilities, current portion                                             100,000
 Due to stockholders                                                                     892,000
                                                                                   -------------

    Total Current Liabilities                                                                             6,398,329
                                                                                                        -----------

OTHER LIABILITIES
-----------------
 Capital lease obligation                                                                 41,888
 Reorganization liabilities                                                            1,384,890
                                                                                    ------------

    Total Other Liabilities                                                                               1,426,778
                                                                                                        -----------

    TOTAL LIABILITIES                                                                                     7,825,107
                                                                                                        -----------

COMMITMENTS
-----------

STOCKHOLDERS' DEFICIT
---------------------
 Common stock - $.001 par value; 35,000,000 shares authorized,
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
                                                                                                        ===========

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                              UNAUDITED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                                            Six Months Ended
                                                                                   June 30, 1999       June 30, 2000
                                                                                   -------------       -------------
SALES                                                                                $2,042,931         $   364,057
-----

COST OF SALES                                                                           858,681             255,642
-------------                                                                        -----------        -----------

    GROSS PROFIT                                                                      1,184,250             108,415

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
  Selling, general and administrative expenses                                        1,791,436           2,976,588
  Stock based compensation                                                                   --           2,805,000
                                                                                     ----------         -----------

Total operating expenses                                                              1,791,436           5,781,588

OPERATING LOSS                                                                         (607,186)         (5,673,173)

OTHER INCOME (EXPENSE)
----------------------
  Other income                                                                               --              25,312
  Interest expense                                                                     (127,221)            (79,804)
                                                                                     ----------         -----------

TOTAL OTHER INCOME (EXPENSE)                                                           (127,221)            (54,492)
                                                                                     ----------         -----------
LOSS BEFORE INCOME TAXES                                                               (734,407)         (5,727,665)

INCOME TAXES                                                                                 --                  --
------------                                                                         ----------         ------------

  NET LOSS                                                                           $ (734,407)        $(5,727,665)
                                                                                     ==========         ===========

PER SHARE DATA
--------------
Basic and diluted net loss per common share:

   Net loss                                                                              $(0.12)             $(0.47)
                                                                                         ======              ======
 Weighted Average Common Shares Outstanding                                              91,203          12,238,768
                                                                                         ======          ==========

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                              UNAUDITED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                        For the Six Months Ended
                                                                                                June 30,
                                                                                         1999              2000
                                                                                         ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net loss                                                                            $(734,407)       $(5,727,665)
                                                                                      ---------        -----------
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Stock-based compensation                                                                 --          2,805,000
    Depreciation and amortization                                                       180,368            284,553
    Increase in allowance for doubtful accounts                                          20,156            262,545
  Changes in assets and liabilities:
    Increase in accounts receivable                                                    (662,327)           (11,323)
    Increase in capital improvement receivable                                               --            (98,820)
    Decrease in note receivable                                                          64,800                 --
    Increase in prepaid expenses and other current assets                                (1,152)           (18,467)
    Increase in accounts payable                                                        364,096            191,169
    Increase in accrued expenses                                                        828,151            596,965
                                                                                      ----------       -----------

    TOTAL ADJUSTMENTS                                                                   794,092          4,011,622
                                                                                      ----------       -----------

    NET CASH (USED IN) PROVIDED BY OPERATING
      ACTIVITIES                                                                         59,685         (1,716,043)
                                                                                      ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                                                  (265,119)          (224,329)
  Purchase of Sigma Sound Services Inc., net of cash acquired                                --           (164,103)
  Purchase of intangible assets                                                              --           (125,000)
                                                                                      ---------        -----------

    NET CASH USED IN INVESTING ACTIVITIES                                             $(265,119)       $  (513,432)
                                                                                      ---------        -----------

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                   UNAUDITED STATEMENTS OF CASH FLOWS, Continued
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Payments of capital lease obligations                      $   (25,253)            $   (73,230)
  Payments of reorganization liabilities                            --                   (95,079)
  Proceeds from notes payable                                    135,000                    --
  Repayments of notes payable                                       --                   (25,555)
  Advances from shareholders                                     528,330               2,264,504
  Repayments of advances from shareholders                          --                   166,000
                                                             -----------             -----------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                     638,077               2,236,640
                                                             -----------             -----------

       NET INCREASE IN CASH                                      432,643                   7,165

CASH AT BEGINNING OF PERIOD                                      118,165                     344
---------------------------                                  -----------             -----------

CASH AT END OF PERIOD                                        $   550,808             $     7,509
---------------------                                        ===========             ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------
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

NOTE 2 - Acquisitions


       On January 18, 2000 the Company purchased all of the issued and outstanding common stock of Sigma Sound Services, Inc. ("Sigma") pursuant to the terms of a stock purchase agreement (the "Agreement"). The purchase price for Sigma's common stock was $1,000,000 with $400,000 paid at the signing of the Agreement, $200,000 paid at closing and a $400,000 10% secured note. The note is payable in two installments of $200,000 plus accrued interest on June 30, 2000 and January 3, 2001. The June 30, 2000 installment payment was not paid and the Company received an extension of 180 days. The note is secured by all of the Company's existing and future customer accounts, general intangibles, equipment, goods, instruments and inventory. The transaction was accounted for under the purchase method of accounting. Goodwill acquired through this Agreement amounted to $964,504 and is being amortized over a 15-year life. Amortization expense for the six months ended June 30, 2000 was $64,300.


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

NOTE 7 - Subsequent Event

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

OVERVIEW

Select Media is a New York corporation whose common stock is currently traded in the "pink sheets" under the symbol "SMTV.OB." Select Media began in the business of producing and distributing "vignettes," which are short-form (thirty-second) informational programs distributed by particular sponsors for viewing during regular programming. In 1998, Select Media hired personnel to provide services to worldwide news broadcasters and act as a television news agency under the name "Select International Television Network" ("SITN") to produce and distribute news segments for sale to local and foreign news broadcasters. Because of an inability to use studio space in [their facility and the subsequent move to new premises on October 30, 2000, the Company has ceased operations of SITN as of October 30, 2000]. In general, in the period covered by this report, the Company's sources of revenues consisted of revenues from the distribution of video news releases, from its international news division and from the operations of the Company's Sigma subsidiary. Resale of advertising airtime has never constituted a major source of the Company's revenues.



In the period from the Company's bankruptcy filing in October 1996 until September 1998, the Company was essentially dormant. [In 1998, the Company was dependant on two major customers for 46% and 16% of the Company's revenues, respectively.] In 1999, the Company was dependent upon one major customer (General Motors Corporation) for over 35% of its revenues, most of which were received in the first six months of the year. Beginning in the fall of 1999, the Company began its restructuring and moved its offices. In the quarter ended June 30, 2000, the Company has not been dependent on any major customers, and does not reasonably foresee any such dependence for the balance of the current year.



In January 2000, Select Media repositioned itself as the owner of entertainment content providers whose product can be marketed through traditional media and over the Internet. In January 2000, Select Media purchased all the outstanding stock of Sigma Sound Services, Inc. ("Sigma"). Sigma is a full service recording studio that provides services to record companies, independent artists and record producers. In March 2000, Select Media purchased contracts and other assets of After Hours Productions, Inc. ("AHP"), along with the AHP name (the "AHP Acquisition"). AHP creates custom music and video products. The Sigma acquisition was accounted for as a purchase and the AHP Acquisition was accounted for as a purchase of contracts. [The principals of Sigma and AHP were not affiliated with Select Media of Lloyds prior to their acquisition by Select Media. Lloyds' financing was not contingent upon these particular acquisitions.] See Financial Statements and notes to Financial Statements.



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


In line with this strategy, in 2000 Select Media acquired Sigma and AHP. Select Media has also signed a letter of intent to purchase all the assets and liabilities of Betelgeuse Productions, LLC. Betelgeuse has the ability to create entertainment content for broadcast, cable and Internet and to adapt existing product for use as Internet content. [On December 6, 2000 Select Media signed a definitive Asset Purchase Agreement (the "Definitive Agreement") to acquire all the assets and liabilities of Betelgeuse Productions, LLC.]


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


Select Media has 11 full time and 2 part time employees and during the period covered by this report, operated a facility at 666 Third Avenue, New York, New York, which was used as the principal corporate office and the site of its studio facilities. [On October 30, 2000, Select Media moved its office to 44 E. 32nd Street in New York, subletting space from Betelgeuse.] As a result of the Sigma acquisition, Select Media also leases a sound recording studio facility at North 12th Street in Philadelphia, Pennsylvania.


RESULTS OF OPERATIONS

REVENUES

The following table sets forth certain items from the Registrant's consolidated statements of operations as a percentage of net revenues for the periods indicated:

                                          FOR THE YEAR ENDED      FOR THE SIX MONTHS ENDED
                                             DECEMBER 31,                 JUNE 30,
                                             ------------         ------------------------
                                                1999                2000           1999
                                                ----                ----           ----
Net revenues                                   100.0%              100.0%         100.0%
Cost of revenues                                56.1%               70.2%          42.0%
Gross profit (Loss)                             43.9%               29.8%          58.0%

Operating expenses:
  Selling, General and administrative          201.2%              907.7%          87.7%
  Nonrecurring costs                            38.2%               36.2%             0%

    Total operating expenses                   239.3%              943.9%          87.7%

Operating income (loss)                       (195.4)%            (914.1)%        (28.7)%
Other income and expense, net                  (38.2)%             (15.0)%         (6.2)%

Income (loss) before income taxes             (233.4)%            (929.1)%        (35.9)%

Provision for (benefit from)
  income taxes                                     0%                  0%             0%
Net income (loss)                             (233.4)%            (929.1)%        (35.9)%
                                               -----               -----           ----
Net Revenues                                  (233.4)%            (929.1)%        (35.9)%


Before the Sigma acquisition, the Registrant's net revenues were derived mainly from the sales of vignettes, video press releases and SITN. Sigma's revenues consist of sales of sound recording studio services, editing and post-production work on recorded musical works. In the six months ended June 30, 2000, net revenues decreased by $1,678,874, or 82.2%, to $364,057 from $2,042,931 in the six months ended June 30, 1999. The decrease in net revenues during the first six months of 2000 was primarily attributable to the end of the Company's video press release contract with General Motors Corporation, the Company's focusing on the Sigma and AHP acquisitions and a significant decline in revenues from its international news operations because of an inability to use studio space in its new facility. The Registrant expects SITN and video press release revenues in the coming year to be significantly lower than 1999 levels [due to the Company's decision to relocate and cease SITN operations on October 30, 2000, and the end
of the General Motors contract for video press releases.] [   ]


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

LOSSES


The Registrant incurred losses from operations of $(3,328,031) in the six months ended June 30, 2000 compared to $(607,186) in the six months ended June 30, 1999, for an increase of $(2,720,845) or 448.1%. The substantial increase in losses was due primarily to the decrease in SITN business caused by its inability to use its studio space in its new facility, the expenses of the Sigma and AHP acquisitions and operations and the non-recurring stock based compensation expense of $33,000 and loss on capital improvement receivable of 98,820 in the six months ended June 30, 2000. [The non-recurring stock-based compensation expenses were important to the Company's retaining its employees. These shares were issued to two non-executive employees.] Net other income and expenses were $(54,492) in the six months ended June 30, 2000 and $(127,221) in the six months ended June 30, 1999, for a decrease of $(72,729) or (57.2%).


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


None of the Company's committed or proposed financing is contingent on removing the "going concern" language from the Company's audit report. [However, the Company has received a separate commitment from Lloyds for an additional $1.5 million in financing once the Company's common stock is relisted on the OTC Bulletin Board.]



[Select Media owes its counsel in its bankruptcy proceeding professional fees of $798,000. However, under the agreement between select Media and its counsel, this amount is payable only from the Company's profits. When the Company's operations become profitable, the Company will begin making payments on this obligation.]


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

         Not Applicable

ITEM 5. OTHER INFORMATION.

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


         (a) Exhibits



                  Exhibit 27.1-Financial Data Schedule-Previously filed on November 21, 2000.



         (b) Reports on Form 8-K



                  No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                        SELECT MEDIA COMMUNICATIONS, INC.
                                        ---------------------------------
                                                 (Registrant)


Date: 12/15/2000                        /S/ MITCH GUTKOWSKI
-----------------                       ---------------------------------
                                        MITCH GUTKOWSKI, Chief Executive Officer