Form 10QSB/A
period 2000-09-30
SELECT MEDIA COMMUNICATIONS INC
filed 2000-12-20
CIK 925648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                FORM [10-QSB/A1]


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



                                (212) [251-8796]
                           ---------------------------
                           (Issuer's telephone number)



                        [666 Third Avenue, New York, NY]
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                        SELECT MEDIA COMMUNICATIONS INC.
                                 AND SUBSIDIARY

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 2000 and 1999

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                            UNAUDITED CONSOLIDATED BALANCE SHEET

                                                              September 30, 2000
--------------------------------------------------------------------------------


                                     ASSETS


CURRENT ASSETS
  Cash                                                        $   10,248
  Accounts receivable, less allowance for doubtful
    accounts of $505,659                                         142,354
  Prepaid expenses and other current assets                      159,594
                                                               ---------


    Total Current Assets                                                   $  312,196
                                                                           ----------


PROPERTY AND EQUIPMENT, Net                                                   679,710
                                                                           ----------

OTHER ASSETS
  Goodwill, net of accumulated amortization of $241,126          723,378
  Intangibles, net of accumulated amortization of $24,305        100,695
  Reorganization value, net of accumulated amortization of
    $753,616                                                   1,690,542
                                                              ----------


       Total Other Assets                                                   2,514,615
                                                                           ----------


    TOTAL ASSETS                                                           $3,506,521
                                                                           ==========

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                            UNAUDITED CONSOLIDATED BALANCE SHEET


                                                              September 30, 2000
--------------------------------------------------------------------------------



                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
 Accounts payable                                        $  1,702,404
 Accrued expenses                                           3,036,698
 Notes payable                                                945,474
 Current portion of capital lease obligation                   86,286
 Reorganization liabilities, current portion                  100,000
 Due to stockholders                                        1,326,900
                                                         ------------

    Total Current Liabilities                                            $ 7,197,762
                                                                         -----------

OTHER LIABILITIES
 Capital lease obligation, net of current portion              16,198
 Reorganization liabilities, net of current portion         1,384,890
                                                         ------------

    Total Other Liabilities                                                1,401,088
                                                                         -----------

    TOTAL LIABILITIES                                                      8,598,850
                                                                         -----------

COMMITMENTS

STOCKHOLDERS' DEFICIT
 Common stock - $.001 par value; 35,000,000 shares
  authorized, 13,051,592 shares issued and outstanding         13,051
 Additional paid-in capital                                 8,989,819
 Accumulated deficit                                      (14,095,199)
                                                         ------------

    TOTAL STOCKHOLDERS' DEFICIT                                           (5,092,329)
                                                                         -----------

    TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIT                                              $ 3,506,521
                                                                         ===========

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                              UNAUDITED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                         For the Nine Months                For the Three Months
                                                         Ended September 30,                 Ended September 30,
                                                       2000              1999              2000              1999
                                                   ------------------------------------------------------------------
SALES                                              $    530,636      $  2,217,821      $    166,579      $    174,890

COST OF SALES                                           318,313         1,001,699            62,671           143,018
                                                   ------------      ------------      ------------      ------------

    GROSS PROFIT                                        212,323         1,216,122           103,908            31,872
                                                   ------------      ------------      ------------      ------------

OPERATING EXPENSES
  Selling, general and administrative expenses        4,232,217         3,048,822         1,026,411         1,257,446
  Loss on Capital Improvements receivable                98,820                                  --
  Stock based compensation                               48,000                --            15,000                --
                                                   ------------      ------------      ------------      ------------

       TOTAL OPERATING EXPENSES                       4,379,037         3,048,822         1,041,411         1,257,446
                                                   ------------      ------------      ------------      ------------

       OPERATING LOSS                                (4,166,714)       (1,832,700)         (937,503)       (1,225,574)

OTHER INCOME (EXPENSE)
  Other income (expense)                                (66,740)           17,861           (92,052)           17,861
  Interest expense                                     (114,200)         (229,063)          (34,396)         (101,842)
                                                   ------------      ------------      ------------      ------------

       TOTAL OTHER INCOME (EXPENSE)                    (180,940)         (211,202)         (126,448)          (83,981)
                                                   ------------      ------------      ------------      ------------

       LOSS BEFORE INCOME TAXES                      (4,347,654)       (2,043,902)       (1,063,951)       (1,309,555)


INCOME TAXES                                                 --                --                --                --
                                                   ------------      ------------      ------------      ------------

       NET LOSS                                    $ (4,347,654)     $ (2,043,902)     $ (1,063,951)     $ (1,309,555)
                                                   ============      ============      ============      ============

PER SHARE DATA
 Basic and diluted net loss per common share       $      (0.37)     $     (20.69)     $      (0.08)     $     (12.76)
                                                   ============      ============      ============      ============
 Weighted Average Common Shares
  Outstanding                                        11,653,979            98,782        13,676,918           102,592
                                                   ============      ============      ============      ============

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                              UNAUDITED STATEMENTS OF CASH FLOWS


                           For the Nine Months Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------



                                                                        2000             1999
                                                                    ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $(4,347,654)     $(2,043,964)
                                                                    -----------      -----------
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Stock-based compensation                                             48,000               --
    Stock issued for services                                           225,000           39,278
    Depreciation and amortization                                       576,001          271,566
    Increase in allowance for doubtful accounts                         262,545           20,156
  Net increases and (decrease) in cash due to changes in assets and liabilities:
    Accounts receivable                                                  (5,182)        (287,315)
    Capital improvements receivable                                          --           (7,272)
    Note receivable                                                          --          194,800
    Prepaid expenses and other current assets                           (95,087)         244,525
    Accounts payable                                                    327,742          792,774
    Accrued expenses                                                    795,706          990,275
    Reorganization liabilities                                          (95,079)        (183,056)
                                                                    -----------      -----------

    TOTAL ADJUSTMENTS                                                 2,039,646        2,075,731
                                                                    -----------      -----------

    NET CASH FLOWS FROM OPERATING
     ACTIVITIES                                                      (2,308,008)          31,767
                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                  (163,133)        (270,269)
  Purchase of Sigma Sound Services Inc., net of cash acquired          (198,600)              --
  Purchase of intangible assets                                        (125,000)              --
                                                                    -----------      -----------

    NET CASH USED IN INVESTING ACTIVITIES                           $  (486,733)     $  (270,269)
                                                                    -----------      -----------

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                   UNAUDITED STATEMENTS OF CASH FLOWS, Continued


                           For the Nine Months Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------



                                                                  2000             1999
                                                              ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of capital lease obligations                       $   (73,230)     $    (8,408)
  Proceeds from notes payable                                          --          138,000
  Repayments of notes payable                                     (22,025)              --
  Advances from shareholders                                    2,733,900               --
  Repayments from shareholders                                    166,000               --
                                                              -----------      -----------

        NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                             2,804,645          129,592
                                                              -----------      -----------

    NET CHANGE IN CASH                                              9,904         (108,910)

CASH AT BEGINNING OF PERIOD                                           344          118,166
                                                              -----------      -----------

CASH AT END OF PERIOD                                         $    10,248      $     9,256
                                                              ===========      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the years for:
    Interest                                                  $    31,184      $    24,612

  Noncash investing and financing activities:
    Acquisition of equipment through capital leases                            $   126,831
    Stock issued as payment of reorganization liabilities                      $   420,723

  Sigma Sound Services, Inc. acquisition:
    Issuance of note payable                                  $   400,000
    Deposit applied to the purchase price                     $   400,000

  Stock issued in settlement of Advances from Stockholder     $ 1,407,000

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


NOTE 2 - Acquisitions


         On January 18, 2000 the Company purchased all of the issued and outstanding common stock of Sigma Sound Services, Inc. ("Sigma") pursuant to the terms of a stock purchase agreement (the "Agreement"). The purchase price for Sigma's common stock was $1,000,000 with $400,000 paid at the signing of the Agreement, $200,000 paid on January 18, 2000 and a $400,000 10% secured note. The note is payable in two installments of $200,000 plus accrued interest on June 30, 2000 and January 3, 2001. The installment payment due June 30, 2000 was not paid and the Company received an extension of 180 days from the seller. The note is secured by all of the Company's existing and future customer accounts, general intangibles, equipment, goods, instruments and inventory. The transaction was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of assets was $964,504 and has been attributed to Goodwill. Goodwill is being amortized over a 3 year life. Amortization expense for the nine months ended September 30, 2000 was $241,126.


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

         On August 16, 2000 the Company issued 30,000 shares of common stock to a former employee for past services. As a result of the issuance, the Company recorded $15,000 ($0.50 per share) of stock based compensation expense.


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

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - Litigation


         During November 2000 the Company has vacated its office space located at 666 Third Avenue, New York NY. The Company is currently involved in litigation with its former landlord. The outcome of this litigation is uncertain, however, if the Company obtains an adverse judgment, it may sustain a loss of up to $600,000. In addition, the Company has accrued all unpaid rent through September 30 2000 and has accrued costs incurred in renovating the office space of approximately $700,000.


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



In the period from the Company's bankruptcy filing in October 1996 until September 1998, the Company was essentially dormant. [In 1998, the Company was dependent on two major customers for 46% and 16% of the Company's revenues, respectively.] In 1999, the Company was dependent upon one major customer (General Motors Corporation) for over 35% of its revenues, most of which were received in the first six months of the year. Beginning in the fall of 1999, the Company began its restructuring and moved its offices. In the quarter ended September 30, 2000, the Company has not been dependent on any major customers, and does not reasonably foresee any such dependence for the balance of the current year.



In January 2000, Select Media repositioned itself as the owner of entertainment content providers whose product can be marketed through traditional media and over the Internet. In January 2000, Select Media purchased all the outstanding stock of Sigma Sound Services, Inc. ("Sigma"). Sigma is a full service recording studio that provides services to record companies, independent artists and record producers. In March 2000, Select Media purchased contracts and other assets of After Hours Productions, Inc. ("AHP"), along with the AHP name (the "AHP Acquisition"). AHP creates custom music and video products. The Sigma acquisition was accounted for as a purchase and the AHP Acquisition was accounted for as a purchase of contracts. [The principals of Sigma and AHP were not affiliated with Select Media or Lloyds prior to their acquisition by Select Media. Lloyds' financing was not contingent upon these particular acquisitions.] See Financial Statements and notes to Financial Statements.



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



RESULTS OF OPERATIONS

REVENUES

The following table sets forth certain items from the Registrant's consolidated statements of operations as a percentage of net revenues for the periods indicated:


                                             FOR THE YEAR ENDED   FOR THE NINE MONTHS ENDED
                                                DECEMBER 31,            SEPTEMBER 30,
                                                ------------            -------------
                                                    1999               2000       1999
                                                   ------             ------------------
     Net revenues                                  100.0%             100.0%      100.0%
     Cost of revenues                               56.1%              60.0%       45.2%
     Gross profit (Loss)                            43.9%              40.0%       54.8%

     Operating expenses:
       Selling, General and administrative         201.2%             797.6%      137.5%
       Nonrecurring costs                           38.2%              27.7%          0%

         Total operating expenses                  239.3%             825.2%      137.5%

     Operating income (loss)                      (195.4)%           (785.2)%     (82.6)%
     Other income and expense, net                 (38.2)%            (34.1)%      (9.5)%

     Income (loss) before income taxes            (233.4)%           (819.3)%     (92.2)%
     Provision for (benefit from)
       income taxes                                   [0%]               [0%]        [0%]

     Net income (loss)                            (233.4)%           (819.3)%     (92.2)%
                                                  ------             ------       -----

     Net Revenues                                 (233.4)%           (819.3)%     (92.2)%

Before the Sigma acquisition, the Registrant's net revenues were derived mainly from the sales of vignettes, video press releases and SITN. Sigma's revenues consist of sales of sound recording studio services, editing and post-production work on recorded musical works. In the nine months ended September 30, 2000, net revenues decreased by $1,687,185, or 76.1%, to $530,636 from $2,217,821 in the nine months ended September 30, 1999. The decrease in net revenues during the first nine months of 2000 was primarily attributable to the end of the Company's video press release contract with General Motors Corporation, the Company's focusing on the Sigma and AHP acquisitions and a significant decline in revenues from its international news operations because of an inability to use studio space in its new facility. The Registrant expects SITN and video press release revenues in the coming year to be significantly lower than 1999 levels [due to the Company's decision to relocate and cease SITN operations on October 30, 2000, and the end of the General Motors contract for video press releases].


GROSS PROFIT

Cost of revenues consists primarily of costs associated with studio time and transmission of signal for SITN and with producing vignettes and video press releases and marketing the finished product, including scriptwriting, filming, salaries and post-production processing and editing. For Sigma, cost of revenues include studio personnel salaries, rent on the facility and post-production processing and editing. The resulting gross profit fluctuates based on factors such as salary expense, editing and marketing. Gross margin decreased to 40.0% in the nine months ended September 30, 2000, compared to 54.8% in the nine months ended September 30, 1999. The decrease during the nine months ended September 30, 2000 was primarily due to the Company's inability to use the studio space in its new facility, plus costs of integrating the Sigma acquisition and the AHP acquisition. The Registrant currently expects gross margins during 2000 to be lower than the 1999 levels as a result of SITN revenues being significantly lower than the 1999 levels. In the current year, the Registrant expects the Sigma and AHP acquisitions to have a positive effect on both revenues and gross margin.

EXPENSES

Selling, general and administrative expenses were $4,232,217 in the nine months ended September 30, 2000 compared with $3,048,822 in the nine months ended September 30, 1999, for an increase of $1,183,395, or 38.8%. This increase was attributable to expenses for the expansion of the Registrant's business and costs of relocation of the Registrant's offices, as well as the costs associated with the Sigma and AHP acquisitions and operations, including payroll and professional fees. The Registrant's expenses in the nine months ended September 30, 2000 also include a non-recurring stock based compensation expense of $48,000 and a loss on capital improvement receivable of $98,820, which had an impact on expenses for the nine months ended September 30, 2000.

LOSSES


The Registrant incurred losses from operations of $(4,166,714) in the nine months ended September 30, 2000 compared to $(1,832,700) in the nine months ended September 30, 1999, for an increase of $(2,334,014) or 127.3%. The substantial increase in losses was due primarily to the decrease in SITN business caused by its inability to use its studio space in its new facility, the expenses of the Sigma and AHP acquisitions and operations and the non-recurring stock based compensation expense of [$(48],000[)] and loss on capital improvement receivable of [$(]98,820[)] in the nine months ended September 30, 2000. [The non-recurring stock-based compensation expenses were important to the Company's retaining its employees. These shares were issued to two non-executive employees.] Net other income and expenses were $(180,940) in the nine months ended September 30, 2000 and $(211,202) in the nine months ended September 30, 1999, for a decrease of $(30,262) or (14.3%).


LIQUIDITY AND CAPITAL RESOURCES


The Registrant has significant capital needs, which to date the Registrant has met through private sales of its equity and loans. The Registrant will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities. In the nine months ended September 30, 2000, the Registrant has received from Lloyds Bahamas Securities, LTD over $2 million in additional financing, of which $892,000 consists of convertible notes outstanding and $1,407,000 in convertible notes [that were] converted into 2,814,000 shares of restricted common stock at $0.50 per share. The
Registrant is continuing in efforts to increase its capital resources.



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

         Not Applicable

ITEM 5. OTHER INFORMATION.

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


         (a) Exhibits

                  Exhibit 27.1-Financial Data Schedule-Previously filed on November 20, 2000.



         (b) Reports on Form 8-K

                  No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                        SELECT MEDIA COMMUNICATIONS, INC.
                                        ---------------------------------
                                               (Registrant)



Date: 12/15/00                          /s/ MITCH GUTKOWSKI
      --------                          ----------------------------------------
                                        MITCH GUTKOWSKI, Chief Executive Officer