Form 10KSB/A
period 1999-12-31
SELECT MEDIA COMMUNICATIONS INC
filed 2000-12-29
CIK 925648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A3


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                   For the fiscal year ended December 31, 1999


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

         For the transition period from_______________ to ________________
         Commission File Number: 000-24706


                        SELECT MEDIA COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         New York                                         13-3415331
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                      44 E. 32nd Street, New York, NY 10016
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (212) 251-8796
                        ---------------------------------
                           (Issuer's telephone number)

                         666 Third Avenue, New York, NY
        ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Securities registered under Section 12(b) of the Exchange Act:

         TITLE OF CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED

             None
---------------------------------      -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock ($0.01 par value)
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Select Media was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

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


Aggregate Market Value of Common Stock held by Non-Affiliates on December 20, 2000: $25,570,425


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,016,592 Shares of Common Stock on December 20, 2000


Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Transitional Small Business Disclosure Format (Check One): Yes    No  X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.


This report on Form 10-KSB may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including financial, regulatory environment and trend projections, estimated costs to complete or possible future revenues from the Company's expansion plans, the likelihood of successful completion of such plans, as well as any statements preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions; and other statements contained herein regarding matters that are not historical facts. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements below (the "Cautionary Statements") include, without limitation, the risks referenced from time to time in the Company's filings with the Securities and Exchange Commission, including this Form 10-KSB for the year ended December 31, 1999 under the heading "Risk Factors" on Page 4, below. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



Select Media Communications, Inc. (the "Company" or "Select Media"), a New York media company, was organized in September 1981. The Company's common stock is traded in the non-Nasdaq over-the-counter market (the "pink sheets") under the symbol "SMTV.OB." Select Media began operations as a producer and distributor of "vignettes," which are short-form (thirty-second) informational programs distributed by particular sponsors for viewing during regular programming. In 1998, Select Media hired personnel to provide services to worldwide news broadcasters and act as a television news agency under the name "Select International Television Network" ("SITN") to produce and distribute news segments for sale to local and foreign news broadcasters. During the period covered by this report, the Company's principal sources of revenue were the SITN operations and the production and distribution of video press releases. Because of its landlord dispute and its subsequent move to a new facility, Select Media closed its SITN business permanently on October 30, 2000. See Item 3, "Legal Proceedings."


On October 13, 1995, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code. The petition was filed in the

United States Bankruptcy Court for the Southern District of New York and its plan of reorganization was confirmed on August 28, 1997. In the period from the Company's bankruptcy filing in October 1995 until September 1998, the Company was essentially dormant. In September 1998, the Company reactivated its marketing efforts, began marketing its vignette products to advertisers, began production and distribution of video press releases for General Motors Corporation and began repositioning the Company and its business. In 1999, the Company was dependent upon one major customer (General Motors Corporation) for over 35% of its revenues. In 2000, the Company has had minimal revenues as it has focused on restructuring its business. Also in 2000, the Company closed its International News Division operated under the name SITN, which accounted for 45% of 1999 revenues. Thus, in 2000, the Company has not been dependent on any major customers, and does not reasonably foresee any such dependence for the balance of the current year. The Company's sources of revenues during the period covered by this report consisted of revenues from the distribution of video news releases, its international news division and revenue from its Sigma Sound Studio, Inc. subsidiary ("Sigma"). Resale of advertising airtime has never constituted a major source of the Company's revenues.



In January 2000, Select Media repositioned its business as the owner of entertainment content providers whose product is marketed through traditional media and over the Internet. In January 2000, Select Media purchased all the outstanding stock of Sigma for $1,000,000, of which $400,000 was paid in 1999, with the balance due in payments of $200,000 on June 30 and January 30 until paid in full, beginning June 30, 2000. The Company paid $100,000 of the $200,000 payment due June 30, 2000 and the Company received a 180-day extension for payment of the balance. On December 21, 2000, the Company received a further extension on the balance of the June 30, 2000 payment, which is now due January 30, 2001. The Company's obligation to pay the balance on the Sigma acquisition is secured by a pledge of all of the Company's assets, including accounts receivable, general intangibles, equipment, goods, instruments and inventory. The Company also assumed $105,000 of Sigma accounts payable and other current liabilities (the "Sigma Liabilities"). None of the Sigma Liabilities is secured by any security interest in any of the Sigma Assets. Sigma is a full service recording studio that provides services to record companies, independent artists and record producers. Founded in 1968 by Joseph Tarsia, Sigma's president, Sigma is a state of the art recording facility, including both analog and digital capabilities. Sigma and its staff of engineers assist record producers in recording, mixing and editing music and video tracks for sale as recorded music or videos. In March 2000, Select Media purchased the assets of After Hours Productions, Inc. ("AHP"), consisting of certain contracts for recording projects, for $125,000, which was paid in cash at closing. AHP creates custom music and video products. These acquisitions were accounted for as purchases. See Financial Statements and notes to Financial Statements.


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

MARKET SEGMENTS


During the year ended December 31, 1999, the Company's television production business could be divided into three distinct markets: (1) short and long form television production and distribution; (2) international news production and distribution (the "SITN Business"); and (3) entertainment content production and distribution. On October 30, 2000, the Company voluntarily vacated its offices at 666 Third Avenue and closed the SITN Business.


Short and Long Form Television Production and Distribution


The Company's legacy vignette and video press release business comprise this market segment, along with proposed future television projects. The Company retains its ability to produce and distribute both short-form and long-form video productions. These include vignette products, video press releases and traditional television programming. The Company did not produce any traditional television programming during the year ended December 31, 1999, although the Company has produced such programming in the past. During the year ended December 31, 1999, this segment accounted for over 50% of the Company's revenues. Because of the Company's repositioning of its business in 2000, the Company has focused on products other than vignettes and video press releases.


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


International News Production and Distribution--SITN



During 1998 and 1999, the SITN Business was active and the Company produced and distributed news segments on behalf of a number of international news operations with small

U.S. presences. During the year ended December 31, 1999, the SITN Business segment accounted for approximately 45% of the Company's revenues. The Company marketed the services of its SITN Business to foreign journalists stationed in New York. In 2000, the SITN Business was inactive due to a landlord dispute (see
Item 3, "Legal Proceedings") and a subsequent move to other office space, and on October 30, 2000, Select Media closed the SITN business permanently.


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

During the year ended December 31, 1999, the Company sold a substantial portion of its services to one customer. Sales to this customer totaled $800,000 (or 35% of revenue for the period). For the year ended December 31, 1998 the Company sold a substantial portion of its services to two customers. Sales to these customers totaled $206,151 (46%) and $72,316 (16%) respectively.

The Company has not and does not in the future expect to have significant research and development expenses.

                                  RISK FACTORS

Select Media's business is subject to numerous risk factors, including, but not limited to, the following:

RISKS RELATED TO THE COMPANY'S BUSINESS

CONFLICTS OF INTEREST.


None of the Company's officers or directors has any conflicts of interest. Mr. Mongiardo and Mr. Simmons, the Company's non-employee directors, may in the future participate in business ventures that could be deemed to compete with the Company. Conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors become involved in the management of any firm with which the Company transacts business. The Company has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which members of the Company's management serve as officers, directors or partners, or in which they or their family members own or hold any material ownership interest.



Mr. Mongiardo is associated with Homewood Capital, a business consulting and investment banking firm as disclosed in Item 9, below. Consequently, there are potential conflicts of interest in his acting as a director of the Company. Insofar as Mr. Mongiardo is engaged in other business activities, management anticipates he will devote only a minor amount of time to the Company's affairs.



The officers and directors of the Company may in the future become stockholders, officers or directors of other companies that may be engaged in business activities similar to those conducted by the Company. Accordingly, conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's business operations. The Company has adopted a policy that the Company will not seek a merger with or acquisition of any entity in which members of the Company's management serve as officers, directors or partners, or in which they or their family members own or hold any material ownership interest. With the exception of the policy regarding mergers and acquisitions described in the preceding sentence, the Company does not have any policies regarding resolving conflicts of interest.


SELECT MEDIA ANTICIPATES FUTURE LOSSES AND NEGATIVE CASH FLOW; SUBSTANTIAL ACCUMULATED DEFICIT.

Select Media expects operating losses and negative cash flow to continue for the foreseeable future. Select Media anticipates the Company's losses will increase significantly from current levels because the Company expects to incur additional costs and expenses related to:

- Termination of the SITN International News business, which provided 45% of revenues in the year ended December 31, 1999;
-        Brand development, marketing and other promotional activities;
-        Development of new products and services;
-        Expansion of the Company's operations;
-        Integration of the Sigma, AHP and Betelgeuse acquisitions;
-        Potential other acquisitions in the Company's areas of focus;
-        Development of relationships with strategic business partners;
-        Possible costs of litigation; and
-        Possible costs of rescission offer of $1,000,000 plus interest.

As of December 31, 1999, Select Media had an accumulated deficit of $9,747,546. Select

Media incurred net losses of $5,395,781 on gross sales of $2,310,002 for the fiscal year ended December 31, 1999. These losses were due to an increase in expenses related to the relocation of the Company's offices, the expansion of the SITN business in 1999 and expenses related to stock-based compensation. In 2000, because of the closing of the SITN Business, which accounted for 45% of the Company's revenues in 1999, revenues will be down substantially and losses are expected to be greater. The Company's ability to become profitable depends on the Company's ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels. If Select Media does achieve profitability, the Company cannot be certain that the Company would be able to sustain or increase profitability on a quarterly or annual basis in the future. See Item 6-"Managements Discussion and Analysis or Plan of Operations."



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


SECURITIES LAW VIOLATIONS, RESCISSION EXPENSES AND COSTS OF REGISTRATION.



In October 1999, the Company engaged in the sale of 4,500,000 shares of its Common Stock in a private placement under the Securities Act of 1933 (the "Securities Act"). Although the Company offered and sold the securities in good faith, the Company did not have the exemption for such sales that the Company assumed it had. The Company will make rescission offers to these investors; if these investors accept such rescission offers, the Company would be obligated to pay $1,000,000 plus interest to these investors. If the Company must repay this money to the investors, the Company would be substantially harmed and it would not have the working capital needed for the next twelve months. Lloyds, as agent for the investors, has indicated to the Company that the investors were not interested in accepting the proposed rescission offer; however, if the market price of the Company's common stock were to fall, the investors would be more likely to accept the rescission offer.



The Company has undertaken to register these shares for resale by these investors under the Securities Act in the near future, which it intends to do once the Company's Common Stock regains its OTC Bulletin Board listing. This registration will entail substantial costs for the Company and distract the Company's management from other duties, but none of the proceeds of that offering will go to Select Media. The Securities and Exchange Commission (the "SEC") could bring an action to sanction the Company, which could entail fines or limits on the Company's securities activities.


IF THE COMPANY LOSES THE PENDING LAWSUIT WITH ITS FORMER LANDLORD, SUCH A LOSS WILL HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S FINANCIAL STATEMENTS.


The Company is in a dispute with its former landlord over a number of issues relating to the Company's lease and leasehold improvements at its prior offices at 666 Third Avenue, New York. See Item 3, "Legal Proceedings." If the Company loses this dispute, it could result in substantial liability to the Company of up to $681,000 plus interest, which will have a material adverse effect on the Company's business and financial statements.

THE COMPANY HAS MOVED ITS OFFICES TO A NEW FACILITY.


On October 30, 2000, the Company vacated the facility at 666 Third Avenue due to the dispute with its Landlord. The Company is now subletting space from Betelgeuse. The Company incurred substantial costs in the move, and the move has caused some disruption in its activities. The Company also determined at the time of the move to cease SITN operations. The move itself, the disruption caused by the move and the decision to cease SITN operations will have a material adverse effect on the Company's financial status for the current year.


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


THE COMPANY HAS A SUBSTANTIAL TAX LIABILITY TO THE CITY OF NEW YORK AND IS LATE IN MAKING PAYMENTS.

The Company owes the City of New York approximately $230,000 (including interest) in pre-bankruptcy commercial rent tax. Under the Plan of Reorganization, the Company was required to make semi-annual payments of principal and interest to the New York City Department of Finance beginning in February 1998. To date, the Company has been unable to make any payments and has accrued this liability on its financial statements. If the Company continues to fail to pay this liability as payments are due, the Department of Finance could declare SelectMedia in default of its obligations under the Plan of Reorganization and could file an action to attach the Company's assets, which would have a material adverse effect on the Company's business.


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

The Company's annual and quarterly operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of the Company's control, including, among other things, the unpredictability of consumer trends. Because the Company's operating results are volatile and difficult to predict, Select Media believes that quarter-to-quarter comparisons of the Company's operating results are not a good indication of the Company's future performance. It is likely that in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of the Company's Common Stock may fall significantly. Factors that may harm the Company's business or cause the Company's operating results to fluctuate include the following:


- The Company's decision to close the SITN Business (its International News Division), which accounted for 45% of the Company's Revenues in 1999;


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


The cost of advertising airtime has the greatest impact on whether the Company can sell its vignette products. For each airing of a vignette, the customer has to purchase sufficient airtime to broadcast both the vignette and the customer's own advertisement. The greater the cost of airtime, the higher the cost to the customer. The Company only resells airtime to its vignette customers to air vignettes. The Company is not in the business of reselling airtime to third parties. If Select Media were unable to sell the use of its vignettes to its customers because of airtime costs or other factors, the Company's net sales and results of operations would be harmed.


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



Although the Company has secured a commitment from Lloyds for the down payment on its acquisition of Betelgeuse, the Company does not yet have financing committed for the balance of the purchase price of $9,500,000. If the Company is unable to complete the acquisition of Betelgeuse because it is unable to get sufficient financing, the Company may lose any monies given to Betelgeuse as a down payment on this transaction. The Company expects to raise the balance of the purchase price through a public or private offering of its securities. The Company has not yet obtained any commitment or letter of intent for this proposed offering.


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


In its International News business (SITN Business) segment, because of the delay in obtaining its necessary studio space and its subsequent move to a new facility, Select Media has decided to close its SITN Business permanently on October 30, 2000.


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


IF THE PROTECTION OF THE COMPANY'S PROPRIETARY RIGHTS IS INADEQUATE, THE COMPANY'S BUSINESS WILL BE SERIOUSLY HARMED.



Select Media, Sigma and Betelgeuse produce different types of products with differing intellectual property rights and concerns. As of the date of this filing the Company and its subsidiaries have not filed for any copyrights or patents. Select Media has filed for and been granted the trademark on its "Horror Hall of Fame" television program and recently renewed this trademark for an additional five (5) years. Select Media also has filed for and been granted the trademark on its "Blade Warrior" series, which it produced in 1993-94, which was a long-form weekly series. Select Media's trademark rights to the "Blade Warrior" name expire in five (5) years. In the future, to the extent the Company or its subsidiaries produce unique entertainment products, such as vignettes, original musical works or television programs, except as described in the following two sentences, the Company will file for the copyrights in the individual product and be responsible for protecting those rights. Each product and project will have different contractual arrangements, which will determine which party owns the intellectual property rights in the product or project. Where Select Media, Sigma or Betelgeuse provide production, post-production, editing or sound engineering services to customers in producing the customers' entertainment products, the customers are responsible for protecting their copyrights. The Company's proprietary rights in the ultimate products depend on whether the customer or the Company is the "creator" of the work.



The Company will depend on copyright protection to protect the content of its own products, such as vignettes or other original television programming. This need will increase in the future because the Company is now dedicated to creating new product. With the addition of Sigma, the Company will face significant challenges in the changing distribution systems under development for prerecorded music product over the Internet. These challenges may include inadequate copy protection software, which may deprive the Company of royalties for downloaded product that is subsequently copied and redistributed without authorization. Sigma does not now distribute prerecorded music over the Internet. Betelgeuse does not currently create original programming. To the extent it creates original programming to which it will own the intellectual property rights, Betelgeuse will also need to file for copyright protection to protect its entertainment products.



In addition, the Company intends to seek trademark protection for its logos, trademarks and trade names for itself and its subsidiaries. Select Media has not yet begun this process.



If the steps Select Media takes to protect the Company's proprietary rights are inadequate, Select Media may be unable to enforce those Rights in case of infringement and may be harmed financially.


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

EXISTING STOCKHOLDERS WILL BE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER SELECT MEDIA.

Mr. Gutkowski, Chairman and Chief Executive Officer of Select Media, and Mr. Sartorio, an employee of the Company, each own approximately 21% of the Company's common stock and, along with the Company's other executive officers, directors, employees and entities affiliated with them, if acting together, would be able to significantly influence all matters requiring approval by the Company's stockholders, including the election of directors and the approval of mergers or other business combination transactions. These stockholders, taken together, beneficially own approximately 44% of the Company's outstanding common stock and can effectively elect all directors and pass any action requiring stockholder approval at a meeting. Mr. Sartorio is an employee of the Company responsible for mergers and acquisitions and corporate structure issues. He is not an officer of Select Media. See Item 11, "Security Ownership of Certain Beneficial Owners and Management" and Item 9 "Directors, Executive Officers, Promoters and Control Persons."

RISKS RELATED TO SECURITIES MARKETS

SELECT MEDIA MAY BE UNABLE TO MEET THE COMPANY'S FUTURE CAPITAL REQUIREMENTS.


Select Media cannot be certain that additional financing will be available to the Company on favorable terms when required, or at all. The Company does not have a commitment for financing the balance of the Betelgeuse Acquisition costs. If Select Media raises additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of the Company's Common Stock and the Company's stockholders may experience additional dilution. Select Media requires substantial working capital to fund the Company's business. Since the Company's emergence from Chapter 11 bankruptcy proceedings, Select Media has experienced negative cash flow from operations and expects to experience significant negative cash flow from operations for the foreseeable future. Except for the $9,500,000 needed to close the Betelgeuse acquisition, Select Media currently believes that the Company's anticipated sources of funds will be sufficient to meet the Company's anticipated needs for working capital and capital expenditures through at least the next 12 months. The Company does not yet have a commitment for the $9,500,000 balance of the purchase price. The Company's anticipated sources of funds include the balance of the $116,000 due from Lloyds on its initial best efforts financing, an additional $1.5 million best efforts letter of intent from Lloyds contingent upon the Company's relisting on the OTC Bulletin Board, and expected revenues. The Company is not assured of receiving any additional financing from Lloyds under the best efforts letters of intent. Select Media will need to raise additional funds before the expiration of such period to cover the Betelgeuse acquisition and any unexpected expenses. The $1.5 million best efforts financing letter from Lloyds is a written best efforts letter of intent contingent upon the relisting of the Company's common stock on the OTC Bulletin Board. In these best efforts financings, Lloyds is acting to obtain financing for the Company from Lloyds' customers or Lloyds' own funds. Lloyds has a consulting agreement with Select Media under which it provides a variety of services to Select Media and receives compensation for such services, including finders' fees for introducing investors to the Company. Lloyds is an investment banking and securities brokerage firm located in Nassau, the Bahamas and is subject to the financial laws and regulations of the government of the Bahamas in its activities as a broker-dealer for Select Media.



In addition, although the Company has a firm commitment from Lloyds to cover the $500,000 down payment on the Betelgeuse acquisition, the Company does not have a commitment for the balance of $9,500,000 of the purchase price. If the Company is unable to secure financing, the Company could forfeit any monies paid to Betelgeuse as a down payment.


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


The effect of Rule 15g-9 can be to decrease liquidity by making it more difficult for investors to purchase or sell shares of the Company's Common Stock in the market. If the Company's common stock became subject to this rule, the difficulties involved in buying or sell the common stock could force down the price of the common stock.


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

ITEM 2.  DESCRIPTION OF PROPERTY.


During the year ended December 31, 1999 and until October 30, 2000, the Company leased a facility as its headquarters located at 666 Third Avenue, New York, NY. This facility contained studio space, editing equipment and offices. The facility contained approximately 16,700 square feet total, of which 11,000 square feet were used for office space; 4,000 square feet were to be used for studios and 1,200 square feet were used to house equipment. The lease on this facility expires February 15, 2015 and the annual lease payments in 2000 were $522,951 for the entire facility. However, because of its dispute with its landlord, the Company vacated this facility on October 30, 2000. See Item 3, "Legal Proceedings." Select Media is now using excess space leased by Betelgeuse. Unless the Landlord re-lets the space at 666 Third Avenue to a new tenant, the Company may be responsible for future payments on the lease.


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


As part of the Bankruptcy Proceeding, the New York City Department of Finance has filed alleged unsecured priority tax claims for unpaid commercial rent tax in the amount of $229,899, including interest to December 31, 1999. Under the Plan of Reorganization, the Company was required to make semi-annual payments of principal and interest to the New York City Department of Finance beginning in February 1998. To date, the Company has been unable to make any payments and has accrued this liability on its financial statements. If the Company continues to fail to pay this liability as payments are due, the Department of Finance could declare Select Media in default of its obligations under the Plan of Reorganization and could file an action to attach the Company's assets. The Company has not made any payments on this liability, but intends to pay this liability once the Company becomes profitable.


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

(a)      Market Price.

The historical prices, both actual prices and as adjusted for a 1 for 300 reverse stock split effective November 15, 1999, for the Company's Common Stock on the OTC Bulletin Board and the "pink sheets" are as follows:

                     Adjusted      Adjusted         Actual        Actual
Period                 High           Low            High          Low
------               --------      --------         ------        ------
1997
First Quarter         $ 52.50        $33.00         $ .175        $ .111
Second Quarter        $ 46.50        $30.00         $ .155        $ .100
Third Quarter         $204.00        $30.00         $ .680        $ .100
Fourth Quarter        $144.00        $36.00         $ .480        $ .120

1998
First Quarter         $ 51.00        $15.00         $ .170        $ .050
Second Quarter        $300.00        $16.50         $ 1.00        $ .055
Third Quarter         $267.00        $45.00         $ .890        $ .150
Fourth Quarter        $108.00        $30.00         $ .360        $ .100

1999
First Quarter         $ 84.00        $42.00         $ .290        $ .180
Second Quarter        $183.00        $52.50         $ .610        $ .175
Third Quarter         $ 60.00        $27.00         $ .200        $ .090
Fourth Quarter                                      $30.00        $ 2.00

2000
First Quarter                                       $ 6.50        $ 5.00
Second Quarter                                      $ 6.25        $ 4.75
Third Quarter                                       $ 6.00        $ 5.50
Fourth Quarter (To
December 21, 2000)                                  $ 6.25        $ 3.00


The foregoing information was obtained from the National Quotation Bureau and reflects inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.


The main cause of the most extreme of these fluctuation is the effect of recasting historical stock prices to account for the Company's 1 for 300 reverse stock split. Small changes in the prior periods are magnified when the stock prices are adjusted. In addition, the Company's stock is very thinly traded, with few shares traded on any given day. This lack of volume tends to make price fluctuations more volatile. For example, in the fourth quarter of 2000, the daily volume fluctuated from a high on November 22, 2000 of 119,600 shares traded to a low on October 19, 2000 when only

100 shares traded. During this period, the average daily volume was less than 12,300 shares traded per day.


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


(b) Holders. There are approximately 258 holders of the Company's Common Stock. During 1999, the Company issued 9,520,666 shares, to investors for cash, in exchange for services, or to extinguish debt.

In 1999, the Company issued shares of Common Stock as follows:



           Date                 Number of Shares         Consideration
           ----                 ----------------         -------------
             1/02/99                       6,667         Stock-based Compensation to Mr. Sartorio
             1/02/99                       5,000         Shares issued to bankruptcy creditor
             3/03/99                         333         Services
             3/03/99                       5,000         Equity bonus for loan
             4/29/99                         333         Services
             4/29/99                       1,667         Services
             6/11/99                       1,666         Services
            10/22/99                   2,000,000         Stock-based Compensation to Mr. Gutkowski
            10/22/99                   2,000,000         Stock-based Compensation to Mr. Sartorio
            10/22/99                   1,000,000         Finders Fee to Lloyds
            10/22/99                   4,500,000         Cash ($1,000,000)



On January 2, 1999, the Company issued 6,667 shares of Common Stock to Mr. Sartorio as compensation for his services as a consultant to the Company in 1998.



On January 2, 1999, the Company issued 5,000 shares of Common Stock to an unrelated third party creditor to settle bankruptcy claims in the amount of $420,718.



On March 3, 1999, the Company issued 333 shares of Common Stock to a third party who provided services to the Company in lieu of cash payment of $20,979.



On March 3, 1999, the Company issued a Creditor of the Company an equity bonus of 5,000 shares of Common Stock in connection with a $225,000 loan.



On April 29, 1999, the Company issued 333 shares of Common Stock to a third party who provided services to the Company in lieu of cash payment of $20,979.

On April 29, 1999, the Company issued 1,667 shares of Common Stock to a third party who provided services to the Company in lieu of a cash payment of $367.



On June 11, 1999, the Company issued 1,666 shares of Common Stock to a third party who provided services to the Company in lieu of a cash payment of $367.



On October 22, 1999, the Company issued 2,000,000 shares of Common Stock to Mitch Gutkowski, its President and C.E.O. (described below) and 2,000,000 shares to Dominick Sartorio, an employee. Mitch Gutkowski provided substantial services to the Company from the period beginning before the Company filed for bankruptcy court protection in October 1995 to up to and including October 22, 1999. For much of that period, Mr. Gutkowski did not take a salary, or took a reduced salary. Mr. Gutkowski was responsible for bringing in the consultants and new employees who brought the Company back into business after the bankruptcy. Mr. Gutkowski brought in Mr. Sartorio initially as a consultant and then as an employee to assist in restructuring the Company.



On October 29, 1999, the Company sold 4,500,000 shares of Common Stock for a total of $1,000,000 in cash to a small number of accredited investors introduced to the Company by Lloyds. Lloyds received a finders fee of 1,000,000 shares of Common Stock for arranging this transaction.



No persons exercised any stock options or warrants in 1999.



There were no underwriters or broker-dealers involved in the sale of these shares in 1999. The Company sold these shares in transactions intended to be exempt from registration under the Securities Act by virtue of the exemption for registration under Section 4(2), as transactions not involving any public offering. The shares sold on October 29, 1999 to accredited investors for $1,000,000 were sold pursuant to the exemption granted under Rule 506 of Regulation D. The shares sold pursuant to Rule 506 were sold without general solicitation, to Accredited investors for investment purposes. The shares issued for services were issued to third parties that were not affiliates of the Company. The shares issued in conversion of debt were issued to third parties that were not affiliates of the Company. The certificates representing these shares contain restrictive legends restricting the transfer of the shares in the absence of a registration or an exemption from such registration.



In connection with the Company's refinancing in October 1999, a number of stockholders agreed to execute written lock-up agreements for periods of six months to one year. These lock-up agreements require that the stockholder not sell or otherwise dispose of any common stock until the lock-up period expires. The Company has no other restrictions of stock held by stockholders, except as required by Regulation D, Section 4(2) of the Securities Act or Rule 144.



As of the date of this report, 5,114,085 shares of the Company's Common Stock held by non-affiliates are eligible for sale, including 71,358 shares eligible under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in such Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.


(c) Dividends. The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


Select Media is a New York corporation whose common stock is currently traded in the "pink sheets" under the symbol "SMTV.OB." Select Media began in the business of producing and distributing "vignettes," which are short-form (thirty-second) informational programs distributed by particular sponsors for viewing during regular programming. In 1998, Select Media hired personnel to provide services to worldwide news broadcasters and act as a television news agency under the name "Select International Television Network" ("SITN") to produce and distribute news segments for sale to local and foreign news broadcasters. The Company has ceased operations of SITN as of October 30, 2000. In general, in the year ended December 31, 1999, the Company's sources of revenues consisted of revenues from the distribution of video news releases and from its SITN international news division. The SITN Business accounted for approximately 45% of the Company's revenue in 1999. Resale of advertising airtime has never constituted a major source of the Company's revenues.



In the period from the Company's bankruptcy filing in October 1995 until September 1998, the Company was essentially dormant. In 1999, the Company was dependent upon one major customer (General Motors Corporation) for over 35% of its revenues, most of which were received in the first six months of the year. The SITN Business accounted for approximately 45% of the Company's revenue in 1999. Beginning in the fall of 1999, the Company began its restructuring and moved its offices. Thus far in 2000, the Company has had minimal revenues as it has focused on restructuring its business and acquiring Sigma and AHP. The Company closed the SITN Business permanently as of October 30, 2000. Thus, in 2000, the Company has not been dependent on any major customers, and does not reasonably foresee any such dependence for the balance of the current year.



In January 2000, Select Media repositioned itself as the owner of entertainment content providers whose product can be marketed through traditional media and over the Internet. In January 2000, Select Media purchased all the outstanding stock of Sigma for $1,000,000 payable in cash in several payments, with the final payments due January 30, 2001. Sigma is a full service recording studio that provides services to record companies, independent artists and record producers. The acquisition price included a five-year lease on the Sigma Sound facility in Philadelphia. The Company believes that the price paid for the Sigma acquisition was fair, since we estimate the replacement cost of the equipment acquired, taken alone, at over $700,000. We estimate the costs of building a state of the art recording studio, not including the electronic equipment, of the same size as the Sigma facility, at over $1,000,000. Equally important, we believe the Sigma Sound name and reputation is well known and well respected in the sound recording industry and has significant value, as does the relationship with Sigma's management and professional staff. Further, we expect the revenue generated by Sigma in the future to justify the acquisition cost.



In March 2000, Select Media purchased the assets of AHP, consisting of a number of contracts for recording projects, for $125,000 in cash. AHP creates custom music and video products. Select Media purchased the AHP assets to obtain the services of Billy Terrell. Mr. Terrell, whose professional experience is described in Item 9, "Directors, Officers, Promoters and Control Persons," below at page 28, has produced one new album of musical works for sale by select Media through shopping channels and direct response television ads since the acquisition. We expect the revenue generated by Mr. Terrell's projects to justify the acquisition costs of AHP.



These acquisitions were accounted for as purchases. The principals of Sigma and AHP were not affiliated with Select Media or Lloyds before their acquisition by Select Media. Lloyds' financing was not contingent upon these particular acquisitions. See Financial Statements and notes to Financial Statements.



We believe that, given the changes in the structure of television broadcasting, including, but not limited to, the creation of a number of alternative television networks and the resulting scarcity of advertising airtime available to local television stations, the Company can better serve its stockholders by becoming the owner of entertainment content providers. By owning content providers, the Company can take advantage of the changing distribution systems offered by broadcast, cable and Internet distribution of its product.


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

RESULTS OF OPERATIONS

REVENUES

The following table sets forth certain items from Select Media's consolidated statements of operations as a percentage of net revenues for the periods indicated:

                                                 For the Year ended
                                                  December 31,
                                              ----------------------
                                               1999           1998
                                              ----------------------
Net revenues                                  100.0%          100.0%
                                              -----           -----
Cost of revenues                               56.1%           48.9%
                                              -----           -----
Gross profit                                   43.9%           51.1%
                                              -----           -----

Operating expenses:
  Marketing and selling                           0%              0%
  General and administrative                  201.2%          291.1%
  Nonrecurring costs                           38.2%          453.0%
  Amortization of acquisition-related
  intangible assets                               0%              0%

    Total operating expenses                  239.3%          744.1%

Operating income (loss)                       (195.4)%         (693)%
Other income and expense, net                 (38.2)%         (259.9)%

Income (loss) before income taxes             (233.4)%        (952.9)%
Provision for  (benefit from)
  income taxes                                    0%              0%

Net income (loss)                             (233.4)%        (952.9)%
                                              -----           -----

Net Revenues                                  (233.4)%        (952.9)%

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


The reasons for the significant increase in our allowance for doubtful accounts during 1999 are that the accounts receivable balance showed an increase in age and slower subsequent collections. As a result, management increased this allowance to reflect the deterioration of the credit quality.


LOSSES


The Company incurred losses from operations of $(5,070,464) in 1999 compared to $(3,105,497) in 1998, for an increase of $(1,964,967) or 45%. The increase in losses was due primarily to non-recurring stock based compensation expense of $(881,466) in 1999, caused by issuances of stock to the Company's principals and employees and to a loss on capital improvements receivable of $(557,303). The non-recurring stock-based compensation costs were vital to the Company's remaining viable in its industry; these costs related to compensation to Mr. Gutkowski and an employee, Dominick Sartorio, whose services were necessary to the Company remaining in business. At that time, the Company did not have the cash resources to pay these persons to remain with the Company. New investors were unwilling to invest funds in the Company unless a portion of the Company's debt was converted to equity. Without the services of these independent contractors and consultants, the Company would have been unable to continue in business. Net other expenses were $(325,317) in 1999 and $(1,164,798) in 1998, for a decrease of $(839,481) or 72%. Not including the non-recurring 1999 stock-based compensation expense of $(881,466), Select Media expects an increase in losses in 2000 due primarily to the decision to close the SITN business, which accounted for approximately 45% of the Company's revenues in 1999, the expenses of the Sigma and AHP acquisitions and the non-recurring stock based compensation expense of $825,000 in the quarter ended March 31, 2000, caused by issuances of stock to two other of Select Media's employees.


LIQUIDITY AND CAPITAL RESOURCES

Select Media has significant capital needs, which to date Select Media has met through private sales of its equity and loans. Select Media will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity, loans, or by a public offering of its equity or debt securities. Select Media received a best efforts letter of intent from Lloyds Bahamas Securities, LTD ("Lloyds") for $2 million in additional financing for the year 2000 and is continuing in efforts to increase capital resources. Lloyds is an investment banking and securities brokerage business located in Nassau, the Bahamas. Of the $2 million additional committed financing, the Company has received $2,299,000 by September 30, 2000, part of which was used in the Sigma and AHP acquisitions. $1,000,000 of this amount was raised in a private placement in October 1999 for 4,500,000 shares of Common Stock at $0.22 per share, with the balance in the form of convertible notes in 2000. The notes convert into shares of restricted common stock at $0.22 per share. Sales of common stock by the Company at less than the current trading price could tend to depress prices in the pink sheet market. Except for the $9,500,000 needed to close the Betelgeuse transaction for which the Company does not have a commitment, together with anticipated revenue, the Company estimates that this funding will be sufficient to fund the Company's business plan until March 2001, not including Betelgeuse. The Company has also received a separate commitment from Lloyds for the $500,000 down payment on the Betelgeuse transaction. The Company does not have a committed source of financing for the balance of the purchase price of the Betelgeuse acquisition. The Company has received a separate best efforts letter of intent from Lloyds for an additional $1.5 million in financing once the Company's common stock is relisted on the OTC Bulletin Board.


The Company has also received a non-binding letter of intent from Bryn Mawr Investment Group, Inc. to provide up to $10 million in financing to the Company through private or public offerings of securities, to be used for working capital and acquisitions.


None of the Company's committed or proposed financing is contingent on removing the "going concern" language from the Company's audit report. However, as noted above, the Company has received a best efforts letter of intent from Lloyds for an additional $1,500,000 in financing contingent upon the Company's stock being relisted on the OTC Bulletin Board.



In October 1999, a stockholder forgave a note of the Company for $560,000, in consideration of a payment of $1.00. In order to induce this stockholder to cancel the Company's debt to him, Lloyds agreed to exchange the stockholder's 3,334 shares of unrestricted Common Stock for 200,000 of restricted Common Stock owned by Lloyds. At the time of this transaction, the stockholder was not an officer, director or employee of Select Media. Lloyds agreed to this transaction as a means to convert existing debt to equity without further diluting existing stockholders.


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

                              FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1999 and 1998

                                               SELECT MEDIA COMMUNICATIONS INC.

                                                                       CONTENTS
-------------------------------------------------------------------------------

                                                                        Page
                                                                        ----
INDEPENDENT AUDITORS' REPORT                                             F-1


FINANCIAL STATEMENTS

  Balance Sheet                                                       F-2 - F-3
  Statements of Operations                                               F-4
  Statement of Stockholders' Deficit                                     F-5
  Statements of Cash Flows                                            F-6 - F-7


NOTES TO FINANCIAL STATEMENTS                                         F-8 - F-17

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


As described in Note 1 to the financial statements, the Company restated its 1999 financial statements to record stock-based compensation at fair value.


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


                                                       s/ Marcum & Kliegman LLP



April 6, 2000, (except for Note 1 and Note 14 as to which the date is November 14, 2000)


 Woodbury, New York

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                                   BALANCE SHEET

                                                               December 31, 1999

                                                            As restated (Note 1)

--------------------------------------------------------------------------------

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

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                                   BALANCE SHEET

                                                               December 31, 1999

                                                            As restated (Note 1)

--------------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' Deficiency

CURRENT LIABILITIES
 Accounts payable                                                                  $ 1,315,977
 Accrued expenses                                                                    2,194,656
 Notes payable                                                                         567,500
 Current portion of capital lease obligation                                            55,490
 Reorganization liabilities, current portion                                           100,000
                                                                                   -----------


       Total Current Liabilities                                                                      $ 4,233,623


OTHER LIABILITIES
 Capital lease obligation, net of current portion                                      120,224
 Reorganization liabilities, net of current portion                                  1,479,969
                                                                                   -----------


       Total Other Liabilities                                                                          1,600,193
                                                                                                      -----------


       TOTAL LIABILITIES                                                                                5,833,816


COMMITMENTS


STOCKHOLDERS' DEFICIENCY
 Common stock - $.001 par value; 35,000,000 shares
  authorized, and 9,607,592 shares issued and outstanding                                9,608
 Additional paid-in capital                                                          7,313,262
 Accumulated deficit                                                                (9,747,546)
                                                                                   -----------


       TOTAL STOCKHOLDERS' DEFICIENCY                                                                  (2,424,676)
                                                                                                      -----------

       TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIENCY                                                                     $ 3,409,140
                                                                                                      ===========


   The accompanying notes are an integral part of these financial statements.

                                               SELECT MEDIA COMMUNICATIONS INC.

                                                       STATEMENTS OF OPERATIONS

                                 For the Years Ended December 31, 1999 and 1998
-------------------------------------------------------------------------------



                                                                                     1999                1998
                                                                                  As restated
                                                                                   (Note 1)
                                                                                  -----------        ------------
SALES                                                                             $ 2,310,002        $    448,123

COST OF SALES                                                                       1,294,889             219,005
                                                                                 ------------       -------------

       GROSS PROFIT                                                                 1,015,113             229,118

OPERATING EXPENSES
  Selling, general and administrative expenses                                      4,646,808           1,304,615
  Loss on capital improvements receivable                                             557,303                  --
  Stock-based compensation expense                                                    881,466           2,030,000
                                                                                 ------------       -------------

       TOTAL OPERATING EXPENSES                                                     6,085,577           3,334,615
                                                                                  -----------        ------------

       OPERATING LOSS                                                              (5,070,464)         (3,105,497)

OTHER INCOME (EXPENSE)
  Other income                                                                         32,476                  --
  Interest expense                                                                   (357,793)         (1,164,798)
                                                                                 ------------        ------------

       TOTAL OTHER EXPENSE                                                           (325,317)         (1,164,798)
                                                                                 ------------        ------------

       LOSS BEFORE INCOME TAXES                                                    (5,395,781)         (4,270,295)

INCOME TAXES                                                                               --                  --
                                                                                 ------------        ------------

       NET LOSS                                                                   $(5,395,781)        $(4,270,295)
                                                                                  ===========         ===========

PER SHARE DATA
 Basic and diluted net loss per common share                                           $(2.82)            $(68.57)
                                                                                       ======             =======

 Weighted Average Common Shares Outstanding                                         1,915,582              62,277
                                                                                    =========              ======



   The accompanying notes are an integral part of these financial statements.

                                               SELECT MEDIA COMMUNICATIONS INC.

                                             STATEMENT OF STOCKHOLDERS' DEFICIT

                                 For the Years Ended December 31, 1999 and 1998
-------------------------------------------------------------------------------


                                                          Par         Additional
                                                         Value          Paid-in       Accumulated
                                           Shares        $0.001         Capital         Deficit           Total
                                        --------------------------------------------------------------------------
BALANCE - January 1, 1998                  50,727        $   51      $  281,949       $   (81,470)     $   200,530

Issuance of stock for services             10,704            11       2,029,989                          2,030,000

Exercise of warrants                        5,867             6         479,994                            480,000

Conversion of debentures                   17,961            18       1,151,882                          1,151,900

Issuance of stock as finance
 Costs                                      1,667             2         257,498                            257,500

Net loss                                       --            --              --        (4,270,295)      (4,270,295)
                                        ---------        ------      ----------       -----------      -----------

BALANCE - December 31, 1998                86,926            88       4,201,312        (4,351,765)        (150,365)


Sale of common stock                    4,500,000         4,500         995,500                          1,000,000

Issuance of stock as finance costs          5,000             5                                                  5

Stock compensation - As restated        4,006,666         4,006         877,460                            881,466
(Note 1)

Issuance of stock for services          1,004,000         1,004         258,273                            259,277

Issuance of stock as payment of
   reorganization liabilities               5,000             5         420,718                            420,723

Gain on extinguishment of debt                 --            --         559,999                            559,999

Net loss - As restated (Note 1)                --            --              --        (5,395,781)      (5,395,781)
                                        ---------        ------      ----------       -----------      -----------

BALANCE - December 31, 1999             9,607,592        $9,608      $7,313,262       $(9,747,546)     $(2,424,676)
As restated - (Note 1)
                                        =========        ======      ==========       ===========      ===========




   The accompanying notes are an integral part of these financial statements.

                                               SELECT MEDIA COMMUNICATIONS INC.

                                                       STATEMENTS OF CASH FLOWS

                                 For the Years Ended December 31, 1999 and 1998
-------------------------------------------------------------------------------


                                                                                       1999              1998
                                                                                   As restated
                                                                                    (Note 1)
                                                                                   ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                         $(5,395,781)       $(4,270,295)
                                                                                   -----------        -----------
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Stock-based compensation                                                           881,466          2,030,000
    Stock issued for services                                                          259,277                 --
    Depreciation and amortization                                                      368,035            250,876
    Provision for doubtful accounts                                                    243,114                 --
  Changes in assets and liabilities:
    Increase in accounts receivable                                                   (313,648)          (294,666)
    Decrease (increase) in note receivable                                             194,800           (194,800)
    Decrease (increase) in capital improvement receivable                               53,982            (53,982)
    Decrease (increase) in prepaid expenses and other current
      Assets                                                                           244,525            (51,532)
    Increase in accounts payable                                                       926,947            389,032
    Increase in accrued expenses                                                     2,454,501            300,154
    (Decrease) increase in reorganization liability                                   (183,061)            21,595
                                                                                   -----------        -----------

       TOTAL ADJUSTMENTS                                                             5,129,938          2,396,677
                                                                                   -----------        -----------

       NET CASH USED IN OPERATING ACTIVITIES                                          (265,843)        (1,873,618)
                                                                                   -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                                 (415,576)           (69,616)
  Deposit on acquisition                                                              (400,000)                --
                                                                                   -----------        -----------

       NET CASH USED IN INVESTING ACTIVITIES                                          (815,576)           (69,616)
                                                                                   -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of capital lease obligation                                                (8,408)                --
  Proceeds from notes payable                                                          138,000          1,956,400
  Repayments of notes payable                                                               --           (375,000)
  Proceeds from issuance of common stock                                               834,005            480,000
                                                                                   -----------        -----------

       NET CASH PROVIDED BY FINANCING
        ACTIVITIES                                                                 $   963,597        $ 2,061,400
                                                                                   -----------        -----------




   The accompanying notes are an integral part of these financial statements.

                                               SELECT MEDIA COMMUNICATIONS INC.

                                 For the Years Ended December 31, 1999 and 1998
-------------------------------------------------------------------------------




                                                                                         1999             1998
                                                                                      As restated
                                                                                       (Note 1)
                                                                                      ----------------------------
       NET (DECREASE) INCREASE IN CASH                                                $(117,822)        $  118,166

CASH - Beginning                                                                        118,166                 --
                                                                                      ---------         ----------

CASH - Ending                                                                         $     344         $  118,166
                                                                                      =========         ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the years for:

  Interest                                                                            $  37,865         $   27,196

Noncash investing and financing activities:

  Acquisition of equipment through capital leases                                     $ 126,831         $   57,291
  Conversion of debentures to common stock                                            $      --         $1,151,900
  Stock issued as payment of reorganization liabilities                               $ 420,723         $       --
  Deferred financing costs                                                            $      --         $  257,500
  Gain on extinguishment of debt                                                      $ 559,999         $       --



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


       Restatement
       On October 22, 1999, the Company issued 4,500,000 shares of its common stock to third party investors for cash at $0.22 per share. On the same date, the Company issued 4,006,666 shares of its common stock to two employees. Previously, the Company had valued, and reported, the common stock issued to employees at a price of $20.97 per share. This price represented the value determined by a three day moving average stock price of the common stock on the date of grant. The Company restated its financial statements to record the common stock issued to employees at fair value, which was determined to be the same as the contemporaneous cash price. The effect of the adjustment in the accounting for the common stock reduced the net loss from $91,630,341 to $5,395,781 and the net loss per common share from $47.83 to $2.55 for the year ended December 31, 1999.


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


NOTE 2 - Private Placement


       The Company entered into an agreement on October 22, 1999 and amended November 1, 1999 with Lloyds Bahamas Securities, Ltd. ("Lloyds") to sell shares of the Company's common stock to investors introduced by Lloyds. (See Note 14). In exchange for $1,000,000, Lloyds' investors received 4,500,000 new shares of the Company's common stock after a 1 for 300 reverse stock

                                               SELECT MEDIA COMMUNICATIONS INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


       split (See Note 3). As a condition of the funding the Company agreed to acquire Nationsmusic.com, Inc. ("Nationsmusic") in exchange for 3,000,000 shares of the Company's common stock. The Company has not consummated its transaction with Nationsmusic. On November 14, 2000, Lloyds, by letter agreement waived the requirement to acquire Nationsmusic as a condition to the funding.

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
                                                                     =========

                                               SELECT MEDIA COMMUNICATIONS INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


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

       Minimum future lease payments under capital leases as of December 31, 1999 for each of the next three years, and in the aggregate, are as follows:

                             For the Year Ending
                                December 31,                 Amount
                 -------------------------------------- ---------------
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
                                                --------

                                                                 $559,999
                                                                 --------


NOTE 11 - Commitments

       Leasing Agreements
       The Company leases office space under an operating lease agreement, which expires on February 15, 2015. Rental expense was $560,241 and $93,373 for the years ended December 31, 1999 and 1998, respectively.

       Minimum future rental commitments under this lease as of December 31, 1999 are as follows:

                        For the Year Ending
                           December 31,              Amount
                     -------------------------- ----------------
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

       Minimum future payments from subtenants as of December 31, 1999 for each of the next two years are as follows:

                          December 31,          Amount
                      --------------------- ---------------
                              2000              $90,000
                              2001                7,000
                                                -------

                              Total             $97,000
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

                                               SELECT MEDIA COMMUNICATIONS INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 11 - Commitments, continued

       Employment Agreements, continued
       Future minimum payments related to these agreements for the next five (5) years are as follows:

                      For the Year Ending
                         December 31,                Amount
                  --------------------------- --------------------
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

                  Class of Creditors
       --------------------------------------------
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


       All remaining allowed claims will be paid in cash.

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

       As reflected in Note 2, the Company received proceeds of $1,000,000 in exchange for 4,500,000 shares of the Company's Common Stock in October 1999 in a private placement. However, the Company has determined that the exemption relied upon was not available and that the sale may have been in violation of the registration provisions of the Securities Act. The Company may be required to offer rescission to the investors, which allows the investors to obtain a return of their original investment. Since the investors have indicated that they will not require a return of any part of the original investment, we have concluded that rescission is not probable and therefore the investment has been classified as permanent capital.


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

       The Company is developing a plan to reduce its liabilities through the issuance of additional

                                               SELECT MEDIA COMMUNICATIONS INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 15 - Going Concern Uncertainty (continued)

       common stock through private or public offerings conforming to the requirements of Securities Acts. The Company received a non-binding letter of intent on October 14, 1999 to raise $10,000,000 on a best efforts basis for such offerings. The financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


On October 13, 1995, Select Media filed a voluntary petition for reorganization pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code. Ernst & Young LLP did not provide any services, including services as auditor, to Select Media after October 13, 1995. Select Media did not formally notify Ernst & Young LLP that the client-auditor relationship had ceased until October 30, 2000. Before Select Media's formal notice to Ernst & Young LLP, on February 1, 2000, we engaged Marcum & Kliegman, LLP as our new independent auditors to audit the Company's financial statements. The decision to change accountants was recommended by the Company's Board of Directors.



On November 7, 2000, the Company filed a Form 8-K, amended December 22, 2000, noting the change in accountants. The Company's former accountants, Ernst & Young LLP, ceased acting as the Company's auditors at the time that the Company filed for bankruptcy in October 1995. There were no disagreements with the former accountants.



The last report issued by Ernst & Young LLP on Select Media's consolidated financial statements related to Select Media's fiscal year ended December 31, 1994. Such report was issued on March 22, 1995 and Ernst & Young LLP's opinion was modified as to the uncertainty of Select Media to continue as a going concern. Ernst & Young LLP has not issued any reports on Select Media's consolidated financial statements since the March 22, 1995 report. In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 1994 and during any subsequent interim periods up to October 30, 2000, there have been no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the subject matter of the disagreements in connection with their report.



On February 1, 2000, the Company's Board of Directors formally engaged Marcum & Kliegman LLP, 130 Crossways Park Drive, Woodbury, New York as its new independent auditors ("M&K") to audit the Company's financial statements. Neither the Company, nor any person on the Company's behalf during the two most recent fiscal years and the subsequent interim periods prior to the engagement of M&K, consulted with M&K with regard to any of the matters listed in Regulation S-B Items 304(a)(2)(i) or (ii).



The Company has requested that Ernst & Young LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of the Ernst & Young LLP letter to the Securities and Exchange Commission, dated December 21, 2000, was filed as
Exhibit 16 to the Company's amended Form 8-K filed December 22, 2000.

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


JAMES MONGIARDO, Vice Chairman of the Board since 1999, has extensive experience in building companies and in the banking and securities business. He has served as Chief Executive Officer for public biotechnology and healthcare services companies as head of United States Marketing for Schering-Plough Corporation. Since November 2000, Mr. Mongiardo has been Managing Director of Homewood Capital Group, LLC. For the five year period ending November 2000, he was Managing Director of LBC Capital, an investment banking firm specializing in institutional private placements for emerging companies.


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

                           SUMMARY COMPENSATION TABLE

                                                                                                    Long-Term Compensation
                                    Annual Compensation                                             ----------------------
Name And Principal         --------------------------------------      Other Annual      Awards                       All Other
Position                   Year          Salary($)       Bonus($)      Compensation      Restricted Stock    Options    Awards
--------                   ----          ---------       --------      ------------      ----------------    -------    ------
Mitch Gutkowski            1999         $252,000         $   0         None              $440,000              None       None
Chief Executive Officer    1998         $200,000         $   0         None                 None               None       None
                           1997         $      0         $   0         None                 None               None       None


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

CONFLICTS OF INTEREST

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


The Company has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which members of the Company's management serve as officers, directors or partners, or in which they or their family members own or hold any material ownership interest. With the exception of the policy regarding mergers and acquisitions described in the preceding sentence, the Company does not have any policies regarding resolving conflicts of interest.


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

Name and
Address of                         Nature of
Beneficial                         Beneficial    Number of
Owner                              Ownership     Shares           Percent
-----                              ---------     ---------        -------
Mitch Gutkowski(1)                  Record       2,000,000        20.8%

James Mongiardo(1)(2)               Record         350,000         2.5%

Chet Simmons(1)                     Record          11,600          (3)

Dominick Sartorio                   Record       2,000,000        20.8%
215 Route 110
Huntington, NY 11746

All officers and directors as
    a group (3 persons)                          2,461,600        23.3%


(1)      Address c/o the Company at 666 Third Avenue, New York, New York.


(2) Includes 250,000 shares owned by a joint venture in which Mr. Mongiardo owns a beneficial interest.



(3)      Less than 1%.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


In the period form the Company's bankruptcy filing in October 1995 until October 1999, Mr. Gutkowski provided substantial services to the Company. For much of that period, Mr. Gutkowski did not take a salary or took a reduced salary. In October 1999, the Company issued Mr. Gutkowski 2,000,000 shares as compensation for these prior services, valued for reporting purposes at $440,000.


In 1996, Mr. Gutkowski contributed $100,000 in cash to the Company's reorganization plan as part of the Company's emergence form bankruptcy. The Company repaid this contribution to Mr. Gutkowski in January 2000.


In October 1999, a note payable to a stockholder, Robert Johnson, for $560,000 was extinguished for $1. As additional consideration, Mr. Johnson exchanged 3,334 unrestricted shares (valued at $.022 per share) of the Company's common stock for 200,000 restricted shares (valued at $0.22 per share) of the Company's common stock held by Lloyds. Mr. Johnson was not an officer, director or 5% or greater stockholder of the Company at the time of this transaction.



An individual has signed a letter of credit on behalf of the Company for $1,000,000 as a security deposit on the lease for the Company's facility at 666 Third Avenue. Because of the dispute with the Landlord noted in Item 3, "Legal Proceedings," above, during November 2000, the bank has drawn down the entire amount of the $1,000,000 letter of credit to the benefit of the previous landlord and the Company has vacated the premises. The Company intends to issue this individual 350,000 shares of Common Stock. This individual is not an officer, director or 5% or greater stockholder of the Company.

The Company has notes payable to a stockholder, Richard Pizzitta, for $375,000. The notes bear interest at 10% and had original maturity dates in November and December 1999. Mr. Pizzitta extended the maturity dates on these notes and the notes are currently due upon demand. Mr. Pizzitta received 6,667 shares of common stock as compensation for the extensions. Mr. Pizzitta is not an officer, director or 5% or greater stockholder of the Company.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         Item 1.  Exhibit Index

         Exhibit   No
         (3)      Articles of Incorporation and Bylaws

                  3.1      Articles of Incorporation*
                  3.2      Bylaws*

         (10)     Material Contracts

         10.1     Employment Agreement with Mitch Gutkowski***

         10.2 Stock Purchase Agreement for the Purchase of all the outstanding Common Stock of Sigma Sound Studio, Inc.**

         10.3 Letter of Intent for the purchase of all the assets and liabilities of Betelgeuse Productions, LLC.***

         10.4     Agreements with Lloyds regarding Financing***


         10.5 Non-Binding Letter of Intent with Bryn Mawr Investment Group regarding Financing***


         10.6     Agreement with Lloyds to fund the Betelgeuse Down Payment****

         10.7     Agreement with Lloyds regarding Interim Financing****

         10.8 Definitive Agreement to Purchase the Assets and Liabilities of Betelgeuse Productions, LLC****

         10.9     Registration Rights Agreement****


         (16)     Letter on Change in Certifying Accountant



         16.1 Letter of Ernst & Young LLP dated December 21, 2000 regarding the matters required by Item 304(a) of Regulation S-B*****


         (21)     Subsidiaries of the Registrant

         21.1     Subsidiaries of the Registrant****

         (27)     Financial Data Schedule

         27.1     Financial Data Schedule****


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

** Incorporated by reference to Exhibits to Registrant's Form 10KSB filed under the Securities Exchange Act of 1934 on July 27, 2000.

*** Incorporated by reference to Exhibits to Registrant's Form 10KSB/A1 filed under the Securities Exchange Act of 1934 on November 15, 2000.


**** Incorporated by reference to Exhibits to Registrant's Form 10KSB/A2 filed under the Securities Exchange Act of 1934 on December 12, 2000.



***** Incorporated by reference to Exhibit 16 to Registrant's Form 8K/A1 filed under the Securities Exchange Act of 1934 on December 22, 2000.



Item 2 Reports on Form 8-K.


         During the year ended December 31, 1999, the period covered by this report, the Company did not file any reports on Form 8-K. In 2000, the Company filed two Forms 8-K, as follows:



         (a) On November 6, 2000, the Company filed a Form 8-K to report a change in certifying accountant in response to Item 4 of Form 8-K. The Company filed an amendment to this Form 8-K on December 22, 2000.



         (b) On November 27, 2000, the Company filed a Form 8-K to report the acquisition of all of the outstanding stock of Sigma Sound Studio, Inc.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Select Media caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SELECT MEDIA COMMUNICATIONS, INC.


                                            By: /s/ MITCH GUTKOWSKI
                                                -------------------
                                                Mitch Gutkowski, Chief
                                                Executive Officer


Date: 12/28/2000




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By    /s/ MITCH GUTKOWSKI
      -----------------------------------------------------------------
         Mitch Gutkowski, Chief Executive Officer, Director


Date:  12/28/2000



By:    /s/ ANTHONY URBANO
      -----------------------------------------------------------------
         Anthony Urbano, Controller


Date: 12/28/2000


By:   /s/ JAMES MONGIARDO
      -----------------------------------------------------------------
         James Mongiardo, Director


Date: 12/28/2000



By:  /s/ CHET SIMMONS
      -----------------------------------------------------------------
         Chet Simmons, Director


Date: 12/28/2000