Form 10KSB/A
period 1999-12-31
SELECT MEDIA COMMUNICATIONS INC
filed 2001-01-04
CIK 925648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A4


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

Transitional Small Business Disclosure Format (Check One): Yes    No  X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.


This report on Form 10-KSB may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including financial, regulatory environment and trend projections, estimated costs to complete or possible future revenues from the Company's expansion plans, the likelihood of successful completion of such plans, as well as any statements preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions; and other statements contained herein regarding matters that are not historical facts. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements below include, without limitation, the risks referenced from time to time in the Company's filings with the Securities and Exchange Commission, including this Form 10-KSB for the year ended December 31, 1999 under the heading "Risk Factors" on Page 4, below. Except for its reporting requirements, the Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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