Form 10KSB
period 2000-12-31
SELECT MEDIA COMMUNICATIONS INC
filed 2001-04-17
CIK 925648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 2000
                              ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from ____________ to _______________

    Commission File Number: 000-24706
                            ---------

                        SELECT MEDIA COMMUNICATIONS, INC.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           New York                                  13-3415331
-------------------------------          ---------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

              475 Park Avenue South, 10th Floor, New York, NY 10016
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 545-1785
                           ---------------------------
                           (Issuer's telephone number)

                     44 East 32nd Street, New York, NY 10016
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

     Title of Class                    Name of each exchange on which registered

          None
--------------------------            ------------------------------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

State issuer's revenues for its most recent fiscal year. $477,899

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by references to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Aggregate Market Value of Common Stock held by Non-Affiliates on March 30, 2001: $16,735,946

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,222,506 Shares of Common Stock on March 30, 2001

Transitional Small Business Disclosure Format (Check One): Yes[ ]   No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

                                     PART I

Item 1. Description of Business.

This report on Form 10-KSB may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including financial, regulatory environment and trend projections, estimated costs to complete or possible future revenues from the Company's expansion plans, the likelihood of successful completion of such plans, as well as any statements preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions; and other statements contained herein regarding matters that are not historical facts. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements below include, without limitation, the risks referenced from time to time in the Company's filings with the Securities and Exchange Commission, including this Form 10-KSB for the year ended December 31, 2000 under the heading "Risk Factors" on page 4, below. Except for its reporting responsibilities, the Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Select Media Communications, Inc. (the "Company" or "Select Media"), a New York media company, was organized in September 1981. The Company's common stock is traded in the non-Nasdaq over-the-counter market (the "pink sheets") under the symbol "SMTV.OB." Select Media began operations as a producer and distributor of "vignettes," which are short-form (thirty-second) informational programs distributed by particular sponsors for viewing during regular programming. In 1998, Select Media hired personnel to provide services to worldwide news broadcasters and act as a television news agency under the name "Select International Television Network" ("SITN") to produce and distribute news segments for sale to local and foreign news broadcasters. During 1999, the Company's principal sources of revenue were the SITN operations and the production and distribution of video press releases. Because of its landlord dispute and its subsequent move to a new facility, Select Media closed its SITN business permanently on October 30, 2000. See Item 3, "Legal Proceedings." During 2000, the Company's principal source of revenue was its Sigma Sound Studio, Inc. subsidiary.

On October 13, 1995, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code. The petition was filed in the United States Bankruptcy Court for the Southern District of New York and its plan of reorganization was confirmed on August 28, 1997. In the period from the Company's bankruptcy filing in October 1995 until September 1998, the Company was essentially dormant. In September 1998, the Company reactivated its marketing efforts, began marketing its vignette products to advertisers, began production and distribution of video press releases for General Motors Corporation and began repositioning the Company and its business. In 1999, the Company was dependent upon one major customer (General Motors Corporation) for over 35% of its revenues. Beginning in the fall of 1999, the Company began its restructuring and moved its office. In 2000, the

Company closed its International News Division operated under the name SITN, which accounted for 45% of 1999 revenues and focused on restructuring and acquiring Sigma and AHP. Thus, in 2000, the Company has not been dependent on any major customers, and does not reasonably foresee any such dependence for the balance of the current year. The Company's sources of revenues during the period covered by this report consisted of revenues from the distribution of video news releases, its international news division and revenue from its Sigma Sound Studio, Inc. subsidiary ("Sigma"). Resale of advertising airtime has never constituted a major source of the Company's revenues.

         In January 2000, Select Media repositioned its business as the owner of entertainment content providers whose product is marketed through traditional media and over the Internet. In January 2000, Select Media purchased all the outstanding stock of Sigma for $1,000,000, of which $400,000 was paid in 1999, with the balance due in payments of $200,000 on June 30, 2000 and January 30, 2001. The Company paid $100,000 of the $200,000 payment due June 30, 2000 and the Company received a 180-day extension for payment of the balance. On December 21, 2000, the Company received a further extension on the balance of the June 30, 2000 payment. On April 11, 2001, the Company signed a Forbearance and Settlement Agreement extending the time to pay the balance and certain monies advanced by Joseph Tarsia to May 31, 2001. Approximately $715,000 will be due. The Company's obligation to pay the balance on the Sigma acquisition is secured by a pledge of all of Sigma Sound's assets, including accounts receivable, general intangibles, equipment, goods, instruments and inventory. The Company also assumed $105,000 of Sigma accounts payable and other current liabilities (the "Sigma Liabilities"). None of the Sigma Liabilities is secured by any security interest in any of the Sigma Assets. Sigma is a full service recording studio that provides services to record companies, independent artists and record producers. Founded in 1968 by Joseph Tarsia, Sigma's president, Sigma is a state of the art recording facility, including both analog and digital capabilities. Sigma and its staff of engineers assist record producers in recording, mixing and editing music and video tracks for sale as recorded music or videos. In March 2000, Select Media purchased the assets of After Hours Productions, Inc. ("AHP"), consisting of certain contracts for recording projects, for $125,000, which was paid in cash at closing. AHP creates custom music and video products. AHP was partly owned by Joseph Tarsia. These acquisitions were accounted for as purchases. See Financial Statements and notes to Financial Statements.

On September 11, 2000, the Company entered into a letter of intent to purchase all the assets and liabilities of Betelgeuse Productions, LLC ("Betelgeuse"), a full service television and video production and post-production business in New York, for a total of $10,000,000 in cash, subject to adjustment. On December 6, 2000, Select Media and Betelgeuse signed a definitive Asset Purchase Agreement (the "Definitive Agreement"); the Company made a down payment of $200,000 to Betelgeuse, with three additional $100,000 payments due in the following three months for a total down payment of $500,000. Of the three additional amounts due toward the down payments, $98,102 has been paid. The balance of the purchase price will be due at a closing to be held within six (6) months of the signing of the Definitive Agreement and the completion of certain due diligence. The Company has received a firm commitment from Lloyds Bahamas Securities, Ltd. ("Lloyds") for the $500,000 down payment. Lloyd will provide the $500,000 down payment in exchange for 500,000 shares of restricted Common Stock of the Company. $298,102 has been provided toward the down payment. The Company does not yet have a commitment from a funding source for the balance of the purchase price.

When and if the Betelgeuse transaction is consummated, the Company will enter into agreements with John Servidio and Sam Domenico (the principals of Betelgeuse), which include certain stock options. The options to be granted to Servidio and Domenico are for 1,000,000 shares of Select Media Common Stock at an exercise price of $1.00 per share, which vest 33 1/3% on the first, second and third anniversaries of the signing of the definitive agreement.

Market Strategies

During the year ended December 31, 2000, the Company restructured to market its video and audio production business into three distinct markets: (1) short and long form television production and distribution; (2) international news production and distribution (the "SITN Business"); and (3) entertainment content production and distribution. On October 30, 2000, the Company voluntarily vacated its offices at 666 Third Avenue and closed the SITN Business.

Short and Long Form Television Production and Distribution

The Company's legacy vignette and video press release business comprise this market area, along with proposed future television projects. The Company retains its ability to produce and distribute both short-form and long-form video productions. These include vignette products, video press releases and traditional television programming. The Company did not produce any traditional television programming during the year ended December 31, 2000, although the Company has produced such programming in the past. Because of the Company's repositioning of its business in 2000, the Company has focused on products other than vignettes and video press releases.

Select Media continues to market its remaining vignette products to large advertisers directly to the marketing departments of these companies. Select Media uses its own internal staff for such marketing. Generally, Select Media purchases "distressed" or unwanted airtime at a discount for use by its customers. Select Media resells the airtime with a slight mark-up to cover its costs. Given the shift in the Company's business to that of an entertainment content provider, the Company no longer markets its video press release service to major manufactures of consumer products.

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

Entertainment Content Production and Distribution.

The Company's entrance into this business segment began in January and March 2000 with the acquisition of Sigma and AHP by Select Media. Sigma owns a state of the art recording facility staffed by experienced professional sound engineers. AHP produces custom audio and video content for sale through direct marketers, television shopping channels and traditional record distributors.

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

During the year ended December 31, 2000, the Company has not been dependent on any major customer. For the year ended December 31, 1999, the Company sold a substantial portion of its services to one customer. Sales to this customer totaled $800,000 (or 35% of revenue for the period).

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

Mr. Mongiardo is associated with Homewood Capital Group, a business consulting and investment banking firm, as disclosed in Item 9, below. Consequently, there are potential conflicts of interest in his acting as a director of the Company.

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

Select Media Anticipates Future Losses and Negative Cash Flow; Substantial Accumulated Deficit.

Select Media expects operating losses and negative cash flow to continue for the foreseeable future. Select Media anticipates the Company's losses will increase significantly from current levels because the Company expects to incur additional costs and expenses related to:

- Termination of the SITN International News business, which provided 45% of revenues in the year ended December 31, 1999;
-    Brand development, marketing and other promotional activities;
-    Development of new products and services;
-    Expansion of the Company's operations;
-    Integration of the Sigma, AHP and Betelgeuse acquisitions;
-    Potential other acquisitions in the Company's areas of focus;
-    Development of relationships with strategic business partners; and
-    Possible costs of litigation.

As of December 31, 2000, Select Media had an accumulated deficit of $15,800,799. Select Media incurred net losses of $6,053,253 on gross sales of $477,899 for the fiscal year ended December 31, 2000. These losses were due to an increase in expenses related to the relocation of the Company's offices, the start of new projects to develop new sources of revenue coupled with the lack of revenue due to the closing of the SITN business. The Company's ability to become profitable depends on the Company's ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels. If Select Media does achieve profitability, the Company cannot be certain that the Company would be able to sustain or increase profitability on a quarterly or annual basis in the future. See Item 6-"Managements Discussion and Analysis or Plan of Operations."

Qualified Report Of Independent Certified Public Accountants Regarding the Company's Ability to Continue as a Going Concern.

Our independent certified public accountants' report on our financial statements for the year ended December 31, 2000 states that the Company's working capital deficiency of $8,636,217, stockholders' deficiency of $6,797,929 and losses from operations of $5,961,485 raise substantial doubt about Select Media's ability to continue as a going concern. See Note 1 to the Company's Financial Statements.

Securities Law Violations, Rescission Expenses and Costs of Registration.

In October 1999, the Company engaged in the sale of 4,500,000 shares of its Common Stock in a private placement under the Securities Act of 1933 (the "Securities Act"). Although the Company offered and sold the securities in good faith, the Company did not have the exemption for such sales that the Company assumed it had. The Company made rescission offers to these investors; if these investors accepted such rescission offers, the Company would have been obligated to pay $1,000,000 plus interest to these investors. Lloyds, as agent for the investors, indicated to the Company that the investors were not interested in accepting the proposed rescission offer.

The Company undertook at its own expense to register these shares for resale by these investors under the Securities Act. A Form SB 2 filed January 31, 2001 registering these shares became effective March 26, 2001.

If the Company Loses the Pending Lawsuit with Contractors Concerning Leasehold Improvements, Such a Loss Will Have a Material Adverse Effect on the Company's Financial Statements.

The Company is in a dispute with several contractors relating to the Company's leasehold improvements at its prior offices at 666 Third Avenue, New York. See
Item 3, "Legal Proceedings." If the Company loses this dispute, it could result in substantial liability to the Company of approximately $500,000 plus interest, which will have a material adverse effect on the Company's business and financial statements.

The Company has moved its Offices to a New Facility.

On October 30, 2000, the Company vacated the facility at 666 Third Avenue due to the dispute with its Landlord. The Company is now subletting space from Betelgeuse at 475 Park Avenue South, 10th Floor, New York, New York 10016. The Company incurred substantial costs in the move, and the move has caused some disruption in its activities. The Company also determined at the time of the move to cease SITN operations. The move itself, the disruption caused by the move and the decision to cease SITN operations had a material adverse effect on the Company's financial status for the current year.

The Company Has A Substantial Payroll Tax Liability That is Currently being Negotiated with the Internal Revenue Service.

Included in the liabilities on the balance sheet found in the Company's audited financial statements is an accrued expense of approximately $1,186,000 that represents past due federal payroll taxes and estimated penalties and interest. The Company is attempting to negotiate with the Internal Revenue Service (the "IRS") for a reasonable payment plan. If the Company is unable to negotiate a payment plan with the IRS, the IRS could file a tax lien on the Company's assets, which would have a material adverse effect on the Company's business.

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

In its International News business (SITN Business) segment, because of the delay in obtaining its necessary studio space and its subsequent move to a new facility, Select Media closed its SITN Business permanently on October 30, 2000.

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

If Select Media Does Not Successfully Expand the Company's Product Offerings, the Company's Business Could be Seriously Harmed.

If Select Media does not successfully expand the Company's product offerings, including services of its subsidiaries, Select Media will not be able to increase the Company's net sales in accordance with the expectations of securities analysts and investors. In such an event, the Company's business will be harmed. The Company's success depends on the Company's ability to expand the Company's product and service offerings rapidly in order to accommodate a significant increase in customer orders. The Company's planned expansion may cause disruptions that could harm the Company's business, results of operations and financial condition.

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

If the Protection of the Company's Proprietary Rights Is Inadequate, the Company's Business Will Be Seriously Harmed.

Select Media, Sigma and Betelgeuse produce different types of products with differing intellectual property rights and concerns. As of the date of this filing, the Company and its subsidiaries have not filed for copyrights or patents. Select Media has filed for and been granted the trademark on its "Horror Hall of Fame" television program and recently renewed this trademark for an additional five (5) years. Select Media also has filed for and been granted the trademark on its "Blade Warrior" series, which it produced in 1993-94, which was a long-form weekly series. Select Media's trademark rights to the "Blade Warrior " name expire in five (5) years. In the future, to the extent the Company or its subsidiaries produce unique entertainment products, such as vignettes, original musical works or television programs, except as described in the following two sentences, the Company will file for the copyrights in the individual product and be responsible for protecting those rights. Each product and project will have different contractual arrangements, which will determine which party owns the intellectual property rights in the product or project. Where Select Media, Sigma or Betelgeuse provide production, post-production, editing or sound engineering services to customers in producing the customers' entertainment products, the customers are responsible for protecting their copyrights.

The Company will depend on copyright protection to protect the content of its own products, such as original television programming. This need will increase in the future because the Company is now dedicated to creating new product. With the addition of Sigma, the Company will face significant challenges in the changing distribution systems under development for prerecorded music product over the Internet. These challenges may include inadequate copy protection software, which may deprive the Company of royalties for downloaded product that is subsequently copied and redistributed without authorization. Sigma does not now distribute prerecorded music over the Internet. Betelgeuse does not currently create original programming. To the extent it creates original programming to which it will own the intellectual property rights, Betelgeuse will also need to file for copyright protection to protect its entertainment products.

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

Existing Stockholders Will Be Able to Exercise Significant Control Over Select Media.

Mr. Gutkowski, Chairman and Chief Executive Officer of Select Media, and Mr. Sartorio, an employee of the Company, each own approximately 13% of the Company's common stock and, along with the Company's other executive officers, directors, employees and entities affiliated with them, if acting together, would be able to significantly influence all matters requiring approval by the Company's stockholders, including the election of directors and the approval of mergers or other business combination transactions. These stockholders, taken together, beneficially own approximately 48.7% of the Company's outstanding common stock and can effectively elect all directors and pass any action requiring stockholder approval at a meeting. Mr. Sartorio is an employee of the Company responsible for mergers and acquisitions and corporate structure issues. He is not an officer of Select Media. See Item 11, "Security Ownership of Certain Beneficial Owners and Management" and Item 9 "Directors, Executive Officers, Promoters and Control Persons."

RISKS RELATED TO SECURITIES MARKETS

Select Media May Be Unable to Meet the Company's Future Capital Requirements.

Select Media cannot be certain that additional financing will be available to the Company on favorable terms when required, or at all. The Company does not have a firm commitment for financing the balance of the Betelgeuse Acquisition costs. If Select Media raises additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of the Company's Common Stock and the Company's stockholders may experience additional dilution. Select Media requires substantial working capital to fund the Company's business. Since the Company's emergence from Chapter 11 bankruptcy proceedings, Select Media has experienced negative cash flow from operations and expects to experience significant negative cash flow from operations for the foreseeable future. The Company does not yet have a commitment for the $9,500,000 balance of the purchase price for Betelgeuse. The Company's anticipated sources of funds in 2001 include an additional $3.0 million best efforts letter of intent from Lloyds contingent upon the Company's relisting on the OTC Bulletin Board, and expected revenues. The Company is not assured of receiving any additional financing from Lloyds in 2001 under the best efforts letters of intent. Select Media will need to raise additional funds before the expiration of such period to cover the Betelgeuse acquisition and any unexpected expenses.

In these best efforts financings, Lloyds is acting to obtain financing for the Company from Lloyds' customers or Lloyds' own funds. Lloyds has a consulting agreement with Select Media under which it provides a variety of services to Select Media and receives compensation for such services, including finder's fees for introducing investors to the Company. Lloyds is an investment banking and securities brokerage firm located in Nassau, the Bahamas and is subject to the financial laws and regulations of the government of the Bahamas in its activities as a broker-dealer for Select Media.

In addition, although the Company has a firm commitment from Lloyds to cover the $500,000 down payment on the Betelgeuse acquisition of which $298,102 has been paid, the Company does not have a commitment for the balance of $9,500,000 of the purchase price. If the Company is unable to secure financing, the Company could forfeit any monies paid to Betelgeuse as a down payment.

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

The Company has cooperated with Brockington Securities, Inc. in its application to act as a market maker in the Company's Common Stock. The Company has not furnished any compensation to Brockington to act as a market maker.

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

Item 2. Description of Property.

During the year ended December 31, 1999 and until October 30, 2000, the Company leased a facility as its headquarters located at 666 Third Avenue, New York, NY. This facility contained studio space, editing equipment and offices. The facility contained approximately 16,700 square feet total, of which 11,000 square feet were used for office space; 4,000 square feet were to be used for studios and 1,200 square feet were used to house equipment. The lease on this facility was to expires on February 15, 2015 and the annual lease payments in 2000 were $522,951 for the entire facility. However, because of its dispute with its landlord, the Company vacated this facility on October 30, 2000. Litigation concerning this dispute was resolved in February 2001. See Item 3, "Legal Proceedings." Select Media is now using excess space leased by Betelgeuse at 475 park Avenue South, 10th Floor, New York, New York 10016 at a monthly rental of $6,200. The Company anticipates finding permanent space for its headquarters in New York the second half of 2001.

As part of the Sigma transaction, the Company leases a facility located at North 12th Street, Philadelphia, Pennsylvania as the recording studio and offices of

Sigma. This facility contains recording studio space, editing equipment and offices. The facility contains approximately 3,000 square feet total, of which 1,000 square feet are used for office space and 2,000 square feet are used for studios. The lease on this facility expires January 31, 2005 and the annual lease payments are $76,000 for the entire facility. This facility is owned by an affiliate of Joseph Tarsia.

Item 3. Legal Proceedings.

In November, 1999, 405 Lexington, L.L.C. (the "Landlord") began an action in New York City Landlord-Tenant Court alleging that Select Media had breached its lease and seeking the payment of use and occupancy. The Landlord sought up to $600,000 in additional payments based on an alleged breach of the lease. The Company defended this action. On a motion by the Company, this action was consolidated with the Supreme Court Action discussed in the following paragraph.

In May 2000, Select Media began an action in New York Supreme Court against the Landlord seeking an injunction to permit completion of the build-out of the studios to be used for SITN and surrounding space in its leased premises, the release of $706,880 of Landlord's contributions toward build-out already completed and for damages in excess of $10 million for loss of the SITN business. In February 2001, the parties resolved the matter and both actions were dismissed with prejudice. The Landlord, after exercising on a $ 1 million security deposit made by the Company, agreed to pay the contractors involved in the build-out of the Company's space $700,000. The Company is responsible for any additional amounts claimed by the contractors as described in the following paragraph.

In September, 2000, Micron General Contractors began an action in New York Supreme Court for services rendered in the build-out of the Company's leased space at 666 Third Avenue. A subsequent action was filed by Rober B. Samuels, Inc., also in New York Supreme Court, relating to its services with respect to this build-out. Upon motion by the Company, the Samuels action was consolidated with the Micron action. Approximately $1,200,000 is claimed in the consolidated actions. The landlord has paid $700,000 of this amount with the Company responsible for any additional amounts. The Company is defending this action.

In November, 2000, Commonwealth Partners instituted an action in the Supreme Court of New York seeking damages in excess of $600,000 for alleged financial advisory services and for assisting in raising capital for the Company. The Company believes this action is without merit and has filed its answer in opposition.

As part of the Bankruptcy Proceeding, the New York City Department of Finance has filed alleged unsecured priority tax claims for unpaid commercial rent tax in the amount of $229,899, including interest to December 31, 2000. Under the Plan of Reorganization, the Company was required to make semi-annual payments of principal and interest to the New York City Department of Finance beginning in February 1998. To date, the Company has been unable to make any payments and has accrued this liability on its financial statements. If the Company continues to fail to pay this liability as payments are due, the Department of Finance could declare Select Media in default of its obligations under the Plan of Reorganization and could file an action to attach the Company's assets. The Company has been uable to make any payments on this liability, but intends to pay this liability once the Company becomes profitable.

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

(a) Market Price.

The historical prices, both actual prices and as adjusted for a 1 for 300 reverse stock split effective November 15, 1999, for the Company's Common Stock on the OTC Bulletin Board and the "pink sheets" are as follows:

     ------------------------------------------------------------------------------------

     Period                          Adjusted     Adjusted        Actual        Actual
     ------                             High        Low            High          Low
     ------------------------------------------------------------------------------------
     1997
     ------------------------------------------------------------------------------------
     First Quarter                     $52.50      $33.00          $.175         $.111
     ------------------------------------------------------------------------------------
     Second Quarter                    $46.50      $30.00          $.155         $.100
     ------------------------------------------------------------------------------------
     Third Quarter                    $204.00      $30.00          $.680         $.100
     ------------------------------------------------------------------------------------
     Fourth Quarter                   $144.00      $36.00          $.480         $.120
     ------------------------------------------------------------------------------------
     1998
     ------------------------------------------------------------------------------------
     First Quarter                     $51.00      $15.00          $.170         $.050
     ------------------------------------------------------------------------------------
     Second Quarter                   $300.00      $16.50          $1.00         $.055
     ------------------------------------------------------------------------------------
     Third Quarter                    $267.00      $45.00          $.890         $.150
     ------------------------------------------------------------------------------------
     Fourth Quarter                   $108.00      $30.00          $.360         $.100
     ------------------------------------------------------------------------------------
     1999
     ------------------------------------------------------------------------------------
     First Quarter                     $84.00      $42.00          $.290         $.180
     ------------------------------------------------------------------------------------
     Second Quarter                   $183.00      $52.50          $.610         $.175
     ------------------------------------------------------------------------------------
     Third Quarter                     $60.00      $27.00          $.200         $.090
     ------------------------------------------------------------------------------------
     Fourth Quarter                                               $30.00         $2.00
     ------------------------------------------------------------------------------------
     2000
     ------------------------------------------------------------------------------------
     First Quarter                                                 $6.50         $5.00
     ------------------------------------------------------------------------------------
     Second Quarter                                                $6.25         $4.75
     ------------------------------------------------------------------------------------
     Third Quarter                                                 $6.00         $5.50
     ------------------------------------------------------------------------------------
     Fourth Quarter                                                $6.25         $3.00
     ------------------------------------------------------------------------------------
     2001
     ------------------------------------------------------------------------------------
     First Quarter                                                 $5.032        $2.25

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

(b) Holders. There are approximately 1,166 holders of the Company's Common Stock. During 1999, the Company issued 9,520,666 shares to investors for cash, in exchange for services, or to extinguish debt.

In 1999, the Company issued shares of Common Stock as follows:

        Date            Number of Shares        Consideration
        ----            ----------------        --------------
      1/02/99                 6,666             Stock-based Compensation to Mr. Sartorio
      1/02/99                 5,000             Shares issued to bankruptcy creditor
      3/03/99                   333             Services
      3/03/99                 5,000             Equity bonus for loan
      4/29/99                   333             Services
      4/29/99                 1,667             Services
      6/11/99                 1,667             Services
     10/22/99             2,000,000             Stock-based Compensation to Mr. Gutkowski
     10/22/99             2,000,000             Stock-based Compensation to Mr. Sartorio
     10/22/99             1,000,000             Finders Fee to Lloyds
     10/22/99             4,500,000             Cash ($1,000,000)

On January 2, 1999, the Company issued 6,667 shares of Common Stock to Mr. Sartorio as compensation for his services as a consultant to the Company in 1998.

On January 2, 1999, the Company issued 5,000 shares of Common Stock to an unrelated third party creditor to settle bankruptcy claims in the amount of $420,718.

On March 3, 1999, the Company issued 333 shares of Common Stock to a third party who provided services to the Company in lieu of a cash payment of $20,979.

On March 3, 1999, the Company issued a creditor of the Company an equity bonus of 5,000 shares of Common Stock in connection with a $225,000 loan.

On April 29, 1999, the Company issued 333 shares of Common Stock to a third party who provided services to the Company in lieu of a cash payment of $20,979.

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

No persons were granted or exercised any stock options or warrants in 1999 or in 2000.

During 2000, the Company entered into an agreement with an individual to convert $1,125,000 due into 350,000 shares of common stock, expected to be consummated in 2001. The individual had loaned the Company $125,000 and signed a letter of credit on behalf of the Company for $1,000,000 as a security deposit on the lease for the Company's facility at 666 Third Avenue which was drawn down by the Landlord (see Item 3,"Legal Proceedings"). During 2000, the Company also borrowed from International Electronic Securities Trading, Ltd. a total of $1,522,200 pursuant to a Loan Agreement and Securities Pledge Agreement dated October 29, 2000. International Electronic Securities Trading, Ltd. elected to convert this debt into 1,522,200 shares of common stock on January 15, 2001. An additional $259,300 was raised by Lloyds Bahamas Securities, Ltd. for which 259,300 shares of common stock are due.

On June 15, 2000, the Company issued 450,000 shares of Common Stock to consultants for services provided to the Company. The Company valued these services at $225,000. During the year ended December 31, 2000, the Company issued 180,000 shares of Common Stock to an employee for services valued at $48,000.

There were no underwriters or broker-dealers involved in the sale of these shares in 1999 or for the agreements reached in 2000. The Company sold these shares in transactions intended to be exempt from registration under the Securities Act by virtue of the exemption for registration under Section 4(2), as transactions not involving any public offering. The shares sold on October 29, 1999 to accredited investors for $1,000,000 were sold pursuant to the exemption granted under Rule 506 of Regulation D. The shares sold pursuant to Rule 506 were sold without general solicitation, to accredited investors for investment purposes. The shares issued for services were issued to third parties that were not affiliates of the Company. The shares issued in conversion of debt were issued to third parties that were not affiliates of the Company. The certificates representing the shares sold in 1999 contain restrictive legends restricting the transfer of the shares in the absence of a registration or an exemption from such registration. The shares issued to International Electronic Securities Trading, Ltd. were registered pursuant to an SB 2 filed on January 31, 2001 which became effective on March 26, 2001.

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

As of the date of this report, 5,364,085 shares of the Company's Common Stock held by non-affiliates are eligible for sale, including 71,358 shares eligible under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in such Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

(c) Dividends. The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Select Media is a New York corporation whose common stock is currently traded in the "pink sheets" under the symbol "SMTV.OB." Select Media began in the business of producing and distributing "vignettes," which are short-form (thirty-second) informational programs distributed by particular sponsors for viewing during regular programming. In 1998, Select Media hired personnel to provide services to worldwide news broadcasters and act as a television news agency under the name "Select International Television Network" ("SITN") to produce and distribute news segments for sale to local and foreign news broadcasters. Revenues from SITN dramatically fell in 2000 due to a lack of planned studio space at the Company's former 666 Third Avenue, New York, New York location. The Company ceased operations of SITN as of October 30, 2000. In general, in the year ended December 31, 2000, the Company's sources of revenues consisted of revenues from Sigma. Resale of advertising airtime has never constituted a major source of the Company's revenues.

In the period from the Company's bankruptcy filing in October 1995 until September 1998, the Company was essentially dormant. In 1999, the Company was dependent upon one major customer (General Motors Corporation) for over 35% of its revenues, most of which were received in the first six months of the year. The SITN Business accounted for approximately 45% of the Company's revenue in 1999. Beginning in the fall of 1999, the Company began its restructuring and moved its offices. In 2000, the Company has had minimal revenues as it has focused on restructuring its business and acquiring Sigma and AHP. The Company closed the SITN Business permanently as of October 30, 2000. Thus, in 2000, the Company has not been dependent on any major customers.

In January 2000, Select Media repositioned itself as the owner of entertainment content providers whose product can be marketed through traditional media and over the Internet. In January 2000, Select Media purchased all the outstanding stock of Sigma for $1,000,000 payable in cash in several payments, with the final payments due May 31, 2001. Sigma is a full service recording studio that provides services to record companies, independent artists and record producers. The Company believes that the price paid for the Sigma acquisition was fair. We believe the Sigma Sound name and reputation is well known and well respected in the sound recording industry and has significant value, as does the relationship with Sigma's management and professional staff. Further, we expect the revenue generated by Sigma in the future to justify the acquisition cost premium over the value of the assets acquired.

In March 2000, Select Media purchased the assets of AHP, consisting of a number of contracts for recording projects, for $125,000 in cash. AHP creates custom music and video products. AHP has produced one new album of musical works for sale by select Media through shopping channels and direct response television ads since the acquisition.

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

In line with this strategy, in 2000 Select Media acquired Sigma and AHP. On December 6, 2000, Select Media signed a definitive agreement to purchase all the assets and liabilities of Betelgeuse. Betelgeuse has the ability to create entertainment content for broadcast, cable and Internet and to adapt existing product for use as Internet content. The Company can give no assurances that we will complete the Betelgeuse acquisition.

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

Select Media has 11 full time and 2 part time employees and during the period covered by this report, until October 30, 2000, operated a facility at 666 Third Avenue, New York, New York, which was used as the principal corporate office and the site of its studio facilities. As a result of the Sigma acquisition, Select Media also leases a sound recording studio facility at North 12th Street in Philadelphia, Pennsylvania. The Company's current offices are located at 475 Park Avenue South, New York, NY.

RESULTS OF OPERATIONS

Revenues

The following table sets forth certain items from Select Media's consolidated statements of operations as a percentage of net revenues for the periods indicated:

                                                    For the Year ended
                                                        December 31,
                                                  -----------------------
                                                   2000            1999
                                                  -----------------------

     Net revenues                                  100.0%          100.0%

     Cost of revenues                               95.5%           56.1%
                                                  ------           ------
     Gross profit                                    4.5%           43.9%
                                                  ------           ------
     Operating expenses:
       Marketing and selling                           0%              0%
       General and administrative                1,251.9%          201.2%
       Amortization of acquisition-related
         intangible assets                             0%              0%

         Total operating expenses                1,270.8%          239.3%

     Operating income (loss)                    (1,247.4)%        (195.4)%
     Other income and expense, net                 (18.8)%         (38.2)%

     Income (loss) before income taxes          (1,266.3)%        (233.4)%
     Provision for  (benefit from)
       income taxes                                   .3%              0%

     Net income (loss)                          (1,266.6)%        (233.4)%
                                                  ------          -------

     Net Revenues                               (1,266.6)%        (233.4)%

Before the Sigma acquisition, Select Media's net revenues were derived mainly from the sales of vignettes, video press releases and SITN. In the year ended December 31, 1999, net revenues increased by $1,861,879, or 415%, to $2,310,002 from $448,123 in the year ended December 31, 1998. The increase in net revenues during 1999 was primarily attributable to revenues from its international news operations and video press releases for General Motors Corporation. Revenues decreased in 2000 to $477,899 or (79)%, from $2,310,002 in the year ended December 31, 1999. The decrease in 2000 was due to a loss of SITN revenues due to the inability to use studio space at Select Media's facility caused by a dispute with its landlord and the subsequent decision to cease SITN operations on October 30, 2000.

Gross Profit

Gross margins during 2000 decreased to 4.5%

Cost of revenues consists primarily of costs associated with audio studio personnel. The resulting gross profit fluctuates based on factors such as salary expense, editing and marketing. Re-use of vignettes and portions thereof increases profits. Gross margin decreased to 44% in 1999, compared to 51% in 1998. The decrease during 1999 was primarily due to for expenses of starting the international news bureau operation.

Expenses

Selling, general and administrative expenses were $5,983,012 in 2000 and $5,528,274 in 1999. for an increase of $454,738, or 8%. This increase was attributable to the expenses of the Sigma and AHP acquisitions and the redirection of the Company to acquire content providers and production and post-production houses as a vertically integrated provider and distributor of programming and high-quality recorded music through traditional media and the new medium of the Internet.

Losses

The Company incurred losses from operations of $(5,961,485) in 2000 compared to $(4,513,161) in 1999, for an increase of $(1,448,324) or 32%. The increase in losses was due primarily to to the decision to close the SITN business, which accounted for approximately 45% of the Company's revenues in 1999, the expenses of the Sigma and AHP acquisitions and the redirection of the Company to acquire content providers and production and post production houses.

LIQUIDITY AND CAPITAL RESOURCES

Select Media has significant capital needs and cannot be certain that additional financing will be available to the Company on favorable terms when required, or at all. The Company does not have a firm commitment for financing the balance of the Betelgeuse acquisition costs, namely $9,500,000. If Select Media raises additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of the Company's common stock and the Company's stockholders may experience additional dilution. Select Media requires substantial working capital to fund the Company's business. Since the Company's emergence from Chapter 11 bankruptcy proceedings, Select Media has experienced negative cash flow from operations and expects to experience significant negative cash flow from operations for the foreseeable future. Select Media received on October 22, 1999 a best efforts letter of intent from Lloyds Bahamas Securities, Ltd. ("Lloyds") for $1 million in additional financing which was funded for 4,500,000 shares of common stock. During 2000 the Company raised an additional $259,300 through Lloyds for which 259,300 shares of common stock are due. Also in 2000 the Company raised $1,522,200 in convertible debt from International Electronic Trading Securities, Ltd. which was converted into 1,522,200 common shares on January 15, 2001. Lloyds is an investment banking and securities brokerage business located in Nassau, the Bahamas. In raising equity capital for the Company in 2000, Lloyds assigned part of its interest to International Electronic Trading Securities, Ltd. The Company has received a separate best efforts letter of intent from Lloyds for an additional $3 million in financing once the Company's common stock is relisted on the OTC Bulletin Board. Between January 1 and April 7, 2001, the Company has received $279,935.75 from Lloyds in advance of relisting on the OTC Bulletin Board for which 559,872 shares of common stock are due. The Company also has received a separate commitment from Lloyds for the $500,000 down payment on the Betelgeuse transaction of which $298,102 has been received and paid to Betelgeuse. The Company estimates that if Lloyds completes its best effort $3 million financing in 2001 once it is relisted on the OTC Bulletin Board together with anticipated revenues, this will be sufficient to fund the Company's business plan for 2001. There can be no assurance that such a financing will be completed or, if completed, be on favorable terms.

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


As shown in the accompanying financial statements, the Company incurred a net loss of $6,053,253 during the year ended December 31, 2000, and, as of that date, the Company's current liabilities exceeded its current assets by $8,636,217 and its total liabilities exceeded its total assets by $6,797,929. Management of the Company is developing a plan to reduce its liabilities through the issuance of additional common stock through private or public offerings conforming to the requirements of the Securities Act. As of the date of this report, the Company has not received a commitment to raise the funds necessary to fund operations through December 31, 2001. Under this plan, the Company intends to use any funds raised to fund operations and to make strategic acquisitions through cash and stock transactions. Management hopes that these acquisitions will enable the Company to generate positive cash flows from operations. If the Company is unable to raise the appropriate funds, we will not be able to make any acquisitions nor will the Company be able to fund operations through December 31, 2001.

There can be no assurances that the Company will be successful in its attempts to raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail or cease operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfactions of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.


Item 7. Financial Statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                                                        CONTENTS
--------------------------------------------------------------------------------


                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                 F-1


CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheet                                           F-2 - F-3
  Consolidated Statements of Operations                                F-4 - F-5
  Consolidated Statement of Stockholders' Deficit                            F-6
  Consolidated Statements of Cash Flows                                F-7 - F-8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-9 - F-25

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Select Media Communications Inc.

We have audited the accompanying consolidated balance sheet of Select Media Communications Inc. and Subsidiary as of December 31, 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Select Media Communications Inc. and Subsidiary as of December 31, 2000, and the consolidated results of its operations and cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $6,053,253 during the year ended December 31, 2000, and, as of that date, the Company's current liabilities exceeded its current assets by $8,636,217 and there is uncertainty with respect to its ability to pay its debt as they become due. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do no include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

                                                       /s/ Marcum & Kliegman LLP

April 11, 2001
Woodbury, New York

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET

                                                               December 31, 2000
--------------------------------------------------------------------------------


                                     ASSETS
                                     ------

CURRENT ASSETS
--------------
  Cash                                                                   $       2,335
  Accounts receivable, less allowance for doubtful accounts
   of $14,009                                                                  165,460
  Inventories                                                                   38,073
  Prepaid expenses and other current assets                                     40,621
                                                                          ------------


       Total Current Assets                                                                  $   246,489


PROPERTY AND EQUIPMENT, Net                                                                      861,149
---------------------------


OTHER ASSETS
------------
  Reorganization value, net of accumulated
    amortization of $814,720                                                 1,629,438
  Deposit on pending acquisition                                               225,000
  Goodwill and other intangible assets                                         733,281
                                                                           -----------

           Total Other Assets                                                                  2,587,719
                                                                                              ----------


       TOTAL ASSETS                                                                           $3,695,357
                                                                                              ==========





                                  The accompanying notes are an integral part of
                                        these consolidated financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET

                                                               December 31, 2000
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
 Accounts payable and accrued expenses                                           $  4,506,334
 Notes payable                                                                      1,882,837
 Notes payable - stockholders                                                       1,576,917
 Due to stockholder                                                                   259,300
 Due to officer                                                                       239,463
 Current portion of capital lease obligation                                           87,956
 Reorganization liabilities, current portion                                          329,899
                                                                                -------------

      Total Current Liabilities                                                                     $  8,882,706

OTHER LIABILITIES
 Capital lease obligation, net of current portion                                     440,969
 Reorganization liabilities, net of current portion                                 1,169,611
                                                                                 ------------

       Total Other Liabilities                                                                         1,610,580
                                                                                                    ------------

       TOTAL LIABILITIES                                                                              10,493,286

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
 Common stock - $.001 par value; 35,000,000 shares
  authorized, and 13,051,592 shares issued and outstanding                             13,052
 Additional paid-in capital                                                         8,989,818
 Accumulated deficit                                                              (15,800,799)
                                                                                 ------------

      TOTAL STOCKHOLDERS' DEFICIT                                                                     (6,797,929)
                                                                                                    ------------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' DEFICIT                                                                       $  3,695,357
                                                                                                    ============


                                  The accompanying notes are an integral part of
                                        these consolidated financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                       2000            1999
                                                   ------------    ------------

SALES                                              $    477,899    $  2,310,002
-----

COST OF SALES                                           456,372       1,294,889
-------------                                      ------------    ------------

      GROSS PROFIT                                       21,527       1,015,113

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          5,983,012       5,528,274
--------------------------------------------       ------------    ------------

      OPERATING LOSS                                 (5,961,485)     (4,513,161)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
----------------------
  Loss on abandonment of lease                         (205,924)       (557,303)
  Gain on sale of fixed assets                          230,000            --
  Other income                                          118,376          32,476
  Interest expense                                     (232,720)       (357,793)
                                                   ------------    ------------

      TOTAL OTHER INCOME (EXPENSE)                      (90,268)       (882,620)
                                                   ------------    ------------

       LOSS BEFORE INCOME TAXES                      (6,051,753)     (5,395,781)

INCOME TAXES                                              1,500            --
------------                                       ------------    ------------


      NET LOSS                                     $ (6,053,253)   $ (5,395,781)
                                                   ============    ============

Net Loss Per Share:

Weighted Average Shares Outstanding                  12,015,614       1,915,582
                                                   ============    ============

Net Loss Per Share - basic and diluted             $      (0.50)   $      (2.82)
                                                   ============    ============



                                  The accompanying notes are an integral part of
                                        these consolidated financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                  For the Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                      Par         Additional
                                                     Value         Paid-in       Accumulated
                                        Shares      $ 0.001        Capital        Deficit          Total
                                     ----------   ------------   ------------   ------------    ------------

BALANCE - January 1, 1999 ......         86,926   $         88   $  4,201,312   $ (4,351,765)   $   (150,365)

Sale of common stock ...........      4,500,000          4,500        995,500           --         1,000,000

Issuance of stock as finance
 costs .........................          5,000              5           --             --                 5

Stock compensation .............      4,006,666          4,006        877,460           --           881,466

Issuance of stock for services .      1,004,000          1,004        258,273           --           259,277

Issuance of stock as payment of
 reorganization liabilities ....          5,000              5        420,718           --           420,723

Extinguishment of note payable -
 stockholder ....................          --             --          559,999                        559,999

Net loss .......................           --             --             --       (5,395,781)     (5,395,781)
                                     ----------   ------------   ------------   ------------    ------------

BALANCE - December 31, 1999 ....      9,607,592          9,608      7,313,262     (9,747,546)     (2,424,676)


Stock compensation .............        180,000            180         47,820           --            48,000

Issuance of stock for services .        450,000            450        224,550           --           225,000

Conversion of Due to
 Stockholder ...................      2,814,000          2,814      1,404,186           --         1,407,000


Net Loss .......................           --             --             --       (6,053,253)     (6,053,253)
                                     ----------   ------------   ------------   ------------    ------------
BALANCE - December 31, 2000 ....     13,051,592   $     13,052   $  8,989,818   $(15,800,799)   $ (6,797,929)
                                     ==========   ============   ============   ============    ============




                                  The accompanying notes are an integral part of
                                        these consolidated financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  For the Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                             2000           1999
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                               $(6,053,253)   $(5,395,781)
                                                        -----------    -----------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Stock-based compensation                                 48,000        881,466
    Stock issued for services                               225,000        259,277
    Accrued interest                                         77,554           --
    Gain on sale of fixed asset                            (230,000)          --
    Loss on abandonment of lease                            205,924           --
    Depreciation and amortization                           819,452        368,035
    Provision for doubtful accounts                        (229,105)       243,114
  Changes in assets and liabilities:
    Accounts receivable                                     463,362       (313,648)
    Inventories                                             (38,073)          --
    Note receivable                                            --          194,800
    Capital improvements receivable                            --           53,982
    Prepaid expenses and other current assets                23,886        244,525
    Accounts payable and accrued expenses                 1,945,537      3,381,448
    Due to officer                                          239,463           --
    Reorganization liabilities                              (80,459)      (183,061)
                                                        -----------    -----------

    TOTAL ADJUSTMENTS                                     3,470,541      5,129,938
                                                        -----------    -----------

    NET CASH USED IN OPERATING ACTIVITIES                (2,582,712)      (265,843)
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                      (200,142)      (415,576)
  Payment for purchase of Sigma Sound Services, Inc.,
   net of $1,400 cash acquired                             (198,600)      (400,000)
  Purchase of intangible assets                            (125,000)          --
  Proceeds from sale of fixed asset                         230,000           --
  Deposit on pending acquisition                           (225,000)          --
                                                        -----------    -----------

    NET CASH USED IN INVESTING ACTIVITIES               $  (518,742)   $  (815,576)
                                                        -----------    -----------

                                  The accompanying notes are an integral part of
                                        these consolidated financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                  For the Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------


                                                               2000            1999
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of capital lease obligation                   $  (106,055)   $    (8,408)
  Advances from stockholder                                  3,188,500           --
  Proceeds from notes payable                                     --          138,000
  Repayments of notes payable                                 (145,000)          --
  Proceeds from issuance of common stock                       166,000        834,005
  Repayments from stockholder                                     --             --
                                                           -----------    -----------

    NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                              3,103,445        963,597
                                                           -----------    -----------

       NET INCREASE (DECREASE) IN CASH                           1,991       (117,822)

CASH - Beginning                                                   344        118,166
                                                           -----------    -----------

CASH - Ending                                              $     2,335    $       344
                                                           ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the years for:

  Interest                                                 $   111,613    $    37,865

Noncash investing and financing activities:

  Acquisition of equipment through capital leases          $   561,750    $   126,831
  Conversion of stockholder advances to common shares      $ 1,407,000
  Promissory note issued for the purchase of Sigma Sound
    Services, Inc.                                         $   400,000
  Purchase of equipment with long-term debt                               $    83,840
  Conversion of debentures and debt to common shares                      $   559,000
  Subscription receivable                                                 $   166,000



                                  The accompanying notes are an integral part of
                                        these consolidated financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Organization, Basis of Presentation and Management Plans

       The Company and Nature of Business
       Select Media Communications Inc. ("Select Media") a New York integrated media company was organized in September 1981. On October 13, 1995, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code. The petition was filed in the United States Bankruptcy Court for Southern District of New York and its plan or reorganization was confirmed on August 28, 1997. In the period from the Company's bankruptcy filing in October 1995 until September 1998, the Company was essentially dormant. In September 1998, the Company reactivated its marketing efforts, began marketing its vignette products to advertisers.

       On January 18, 2000 the Company purchased all of the issued and outstanding common stock of Sigma Sound Services, Inc. ("Sigma") pursuant to the terms of a stock purchase agreement (see Note 5).

       Select Media is engaged in producing and distributing records, programming, and broadcasting services. Select Media provides through its wholly owned subsidiary Sigma, studio space and technology for the recording of audio media for the music recording, motion picture, and commercial advertising industries.

       Going Concern Uncertainty
       As shown in the accompanying financial statements, the Company incurred a net loss of $6,053,253 during the year ended December 31, 2000, and, as of that date, the Company's current liabilities exceeded its current assets by $8,636,217 and its total liabilities exceeded its total assets by $6,797,929. Management of the Company is developing a plan to reduce its liabilities through the issuance of additional common stock through private or public offerings conforming to the requirements of Securities Acts. As of the date of this report the Company has not received a commitment to raise the funds necessary to fund operations through December 31, 2001. Under this plan the Company intends to use any funds raised to fund operations and to make strategic acquisitions through cash and stock transactions. Management hopes that these acquisitions will enable the Company to generate positive cash flows from operations. If the Company is unable to raise the appropriate funds they will not be able to make any acquisitions nor will the Company be able to fund operations through December 31, 2001.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Organization, Basis of Presentation and Management Plans, continued

       Going Concern Uncertainty, continued
       There can be no assurances that the Company will be successful in its attempts to raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital it will become necessary to curtail or cease operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfactions of liabilities in the normal course of business. The financial statements do no include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 2 - Summary of Significant Accounting Policies

       Basis of Consolidation
       The consolidated financial statements include the accounts of Select Media, and it wholly-owned subsidiary Sigma collectively referred to as the ("Company"). All significant inter-company transactions and balances have been eliminated in consolidation.

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

       Revenue Recognition
       The Company recognizes revenues when services the Company performs are complete. Services are considered complete as follows:

       Studio Space Rental and Engineering Services
       Revenues from Studio space rental and engineering services are recognized when the Studio is rented for a recording session and associated engineering services are provided. These services are provided by Sigma which was acquired on January 18, 2000. During the year ended December 31, 2000, approximately 79% of the Company's revenue was from Studio space rental and engineering services.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 2 - Summary of Significant Accounting Policies, continued

       Revenue Recognition, continued
       Record Production and Distribution
       The Company produces records consisting of compact discs and audiocassettes. The Company markets the records via consignment. Revenues are recognized when the Consignee sells the records. During the year ended December 31, 2000 approximately 12% of the Company's revenue was from the sale of compact discs and audiocassettes.

       Programming Services
       Revenues derived from programming (including the sale of non-cancelable license agreements for television programming and vignettes) are recognized when the programs and vignettes have been produced, are available for airing and all station clearances or acquisitions of media time have been obtained. Revenues from other license agreements are recorded when the program or vignette airs. During the year ended December 31, 2000 approximately 9% of revenues have been earned from programming services and none during the first quarter of 2001.

       Broadcast Services
       Revenues derived from broadcast services, (including the sale of news segments, transmission, studio facilities and crewing) are recorded when the service has been rendered and the project has been completed. These services were provided under the name Select International Television Network ("SITN").

       Capitalized Record Master Costs
       Cost incurred for creation of the record master are capitalized and amortized over the estimated life of the recorded performance using a forecasted revenue percentage. At December 31, 2000 $29,739 of capitalized record master costs are included in other current assets.

       Property and Equipment and Depreciation
       Property and equipment is stated at cost and is depreciated using a straight-line method over the estimated useful lives of the respective assets. Routine maintenance and repairs are expensed as incurred and improvements that extend the useful lives of the assets are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - Summary of Significant Accounting Policies, continued

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

       Net Loss Per Share
       The Company computes per share amounts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of the primary and fully dilutive earnings per share ("EPS") and requires presentation of the basic and diluted EPS. Basic EPS is computed by dividing the income
       (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods. All prior periods' EPS have been restated giving effect to the Company's 1 for 300 reverse stock split. Convertible debt and warrants have not been included in the computation of diluted EPS as their effect would be antidilutive.

       Stock-Based Compensation
       SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employees options and warrants the Company uses the fair value method as prescribed in SFAS 123.

       Fair Value of Financial Instruments
       SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value. The fair value of long-term debt is estimated to approximate fair value based on the current rates offered to the Company for debt of the same remaining maturities.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - Summary of Significant Accounting Policies, continued

       Reclassifications
       Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported operations.

       Advertising Costs
       Advertising costs were $78,543 and $-0- for the years ended December 31, 2000 and 1999, respectively.

       Impairment of Long-Lived Assets
       Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

       Business Segment
       SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that under SFAS No. 131, it operates in one segment. In addition Management believes that although they market their services differently, all the services are provided to the entertainment industry


NOTE 3 - Inventories

       Inventories, which consist of compact discs and audiocassettes valued at $38,073 at December 31, 2000, are stated at the lower of cost (first-in, first-out basis) or market value. At December 31, 2000, no inventory was held on consignment.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4 - Property and Equipment

       Property and equipment at December 31, 2000 consist of the following:

                                                                     Estimated
                                                   Amount           Useful Lives
                                                  -------------- ---------------
       Video, Audio and Computer Equipment         $  952,262            5 years
       Leasehold Improvements                         104,434      Life of Lease
       Furniture and Fixtures                           9,569            7 years
                                                  -----------
                                                    1,066,265
       Less:  accumulated depreciation               (205,116)
                                                  -----------

            Property and Equipment, net           $   861,149
                                                  ===========

       Depreciation expense for the years ended December 31, 2000 and 1999 was $218,813 and $123,619, respectively.


NOTE 5 - Acquisition

       On January 18, 2000, the company purchased all of the issued and outstanding common stock of Sigma pursuant to the terms of a stock purchase agreement (the "Agreement") Select Media paid $600,000 cash and issued a $400,000 10% secured promissory note (see Note 10). The note is secured by all of the Company's existing and future customer accounts, general intangibles, equipment, goods, instruments and inventory (see
       Note 21). The transaction was accounted for under the purchase method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their fair values at January 1, 2000, and the operations of Sigma were included in the Company's consolidated statements of operations since that date. The excess of the purchase price over the fair value of assets acquired was $964,504 and has been attributed to Goodwill, which is being amortized over three years.

       A summary of the allocation of aggregate consideration for the aforementioned acquisition to the fair market value of the assets acquired and liabilities assumed is as follows:

       Current assets:
         Cash                                      $    1,400
         Accounts receivable                           34,517
                                                   ----------

                                                                    $   35,917

       Property and equipment                                          104,600
         Goodwill                                                      964,504
                                                                    ----------

            Total Assets  (Forward)                                 $1,105,021
                                                                    ----------

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 5 - Acquisition, continued

            Total Assets  (Forward)                                  $1,105,021

     Current Liabilities:
       Accounts payable and accrued expenses                            105,021
                                                                     ----------

            Aggregate Consideration Paid                             $1,000,000
                                                                     ==========

       The pro forma unaudited condensed results of operations data for the year ended December 31, 1999, as if the purchases had occurred on January 1, 1999, are as follows:

     Revenues                                                       $ 2,812,793

     Expenses                                                         8,353,201
                                                                    -----------

            Net Loss                                                $(5,540,408)
                                                                    ===========

     Proforma net loss per share:
       Basic and diluted                                                 $(2.89)
                                                                         ======

     Weighted average shares outstanding                              1,915,582
                                                                      =========

       This Pro forma information does not purport to be indicative of what would have occurred had the acquisition been complete as of January 1, 1999 or results which may occur in the future.


NOTE 6 - Goodwill and Intangible Assets

       Goodwill and intangible assets at December 31, 2000 consist of the following:


                                                                     Estimated
                                                   Amount           Useful Lives
                                              ------------------ ---------------




       Goodwill, acquisition of Sigma              $  964,504           3 years
       AHP Contract acquisition (1)                   125,000           3 years
                                                   ----------
                                                    1,089,504
            Less:  accumulated amortization          (356,223)
                                                   ----------

       Intangible Assets, Net                      $  733,281
                                                   ==========

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6 - Goodwill and Intangible Assets, continued

       Amortization expense for the year ended December 31, 2000 was $356,223.

       (1) On March 8, 2000 the Company purchased certain contracts of After Hours Productions, Inc ("AHP") for $125,000 pursuant to the terms of an asset purchase agreement (the "AHP Agreement"). AHP is owned by the former owner of Sigma. Accordingly, the Company recorded an intangible asset, which is being amortized using the greater of the income forecast method or the straight line method over a useful life of three years.


NOTE 7 - Private Placement and Funding Agreement

       The Company entered into an agreement on October 22, 1999 and amended November 1, 1999 with Lloyds Bahamas Securities, Ltd. ("Lloyds") to sell shares of the Company's Common Stock with Lloyds as their agent through an offering exempt under Rule 504 of Regulation D by the Securities and Exchange Commission under the Securities Act of 1933. In exchange for $1,000,000, Lloyds' investors received 4,500,000 new shares of the Company's Common Stock. As a condition of the funding the Company agreed to acquire Nationsmusic.com, Inc. ("Nationsmusic") in exchange for 3,000,000 shares of the Company's Common Stock. The Company has not consummated its transaction with Nationsmusic. On November 14, 2000, Lloyds, by letter agreement, waived the requirement to acquire Nationsmusic as a condition to the funding.

       During 1999, Lloyds received 1,000,000 shares of Common Stock for financial advisory services.

       During the year ended December 31, 2000, Lloyds made advances of $3,188,500 to the Company. On April 13, 2000 the Company issued 2,814,000 shares of Common Stock to Lloyds in settlement of $1,407,000 of these advances. On October 29, 2000, Lloyds assigned $1,522,200 of these advances to a third party, which is included in Notes Payable (see Note
       10). At December 31, 2000, the remaining amount due to Lloyds is $259,300, which is included in Due to stockholder.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - Accounts Payable and Accrued Expenses

       At December 31, 2000, accounts payable and accrued expenses consist of the following:

     Trade accounts payable                                         $1,602,223
     Payroll taxes payable                                           1,185,760
     Accrued expenses                                                  710,851
     Accrued liabilities - contractor                                  500,000
     Accrued payroll                                                   507,500
                                                                    ----------

            Total                                                   $4,506,334
                                                                    ==========


NOTE 9 - Notes Payable - Stockholders

       Notes payable - Stockholders at December 31, 2000 consists of the following:

       Note payable stockholder in the amount $375,000 plus
       accrued interest at December 31, 2000 of $76,917. The
       note bears interest at 10% per annum and was due
       December 1999. The note was extended and is currently
       due upon demand.                                              $ 451,917

       Notes payable stockholder in the amount of
       $1,125,000. $125,000 of these notes relates to cash
       advances and $1,000,000 relates to a letter of credit
       (see Note 12). The Company has agreed to convert
       these notes into 350,000 shares of Common Stock in
       2001.                                                         1,125,000
                                                                    ----------

                          Total                                     $1,576,917
                                                                    ==========


NOTE 10 - Notes Payable

       Notes payable at December 31, 2000 consisted of the following:

       On October 29, 2000 the Company issued a convertible
       non -interest bearing promissory note in connection
       with Lloyds assignment of advances made to the
       Company (see Note 7). The note was due March 31,
       2001. The note was issued in place of amounts due to
       stockholder. Each $1.00 of debt converts into one (1)
       share of the Company's Common Stock. During January
       2001 the note was converted into 1,522,200 shares of
       Common Stock (Forward)                                       $1,522,200
                                                                    ----------

                              (Forward)                             $1,522,200

       As discussed in Note 5, Select Media issued a
       $400,000 10% secured promissory note in connection
       with the acquisition of Sigma. Payment was originally
       due in two installments on June 30, 2000 and January
       3, 2001. Select Media paid $100,000 on October 2000
       and subsequently extended the due date to May 31,
       2001 (see Note 21). The note is secured by all of
       Sigma's existing and future customer accounts,
       general intangibles, equipment, goods, instruments
       and inventory                                                   338,137

       Note payable non-interest bearing, payable upon demand           22,500
                                                                    ----------

             Total                                                  $1,882,837
                                                                    ==========


NOTE 11 - Due to Officer

       The balance of $239,463 represents advances made by an officer of Sigma to fund Sigma's operations, which are noninterest-bearing and due on demand. On April 11, 2001, the Company entered into an agreement whereby agreeing to pay all amounts due by May 31, 2001.


NOTE 12 - Related Party Transaction

       Reimbursement of Officer/Stockholder
       In January 2000, the Company reimbursed one of its officers/stockholders $100,000 for amounts previously contributed by him pursuant to the Company's Plan of Reorganization.

       Letter of Credit
       A stockholder signed a letter of credit on behalf of the Company for $1,000,000 acting as a security deposit on the office space occupied by the Company. When the Company abandoned the lease (Note 13), the Bank drew down the $1,000,000 letter of credit to the benefit of the previous landlord and the Company vacated the premises. During 2000, the Company issued a $1,000,000 note payable to this stockholder (see Note 9).

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - Related Party Transaction, continued

       Sales
       During the year ended December 31, 2000 the Company had sales to a related party in the amount of $34,938. The amount due from this customer included in accounts receivable was $84,268.

       Leasing Agreements
       Sigma leases office space under an operating lease agreement with its former owner and current President, which expires on January 31, 2005.

       Minimum future rental commitments under this lease as of December 31, 2000 are as follows:

                          For the Year Ending
                             December 31,                      Amount
                          -----------------------------------------------
                                 2001                           $  76,000
                                 2002                              76,000
                                 2003                              76,000
                                 2004                              76,000
                          2005 and Thereafter                      82,333
                                                                ---------

                                    Total                        $386,333
                                                                 ========

       In addition the Company leases offices month to month, located at 475 Park Avenue New York, NY from a related party. Monthly expense under this agreement is $6,200 per month.

       Total rental expense was $636,245 and $560,241 for the years ended December 31, 2000 and 1999, respectively. On October 30, 2000, the Company vacated their offices located at 666 3rd Avenue, New York, NY (see Note 13).


NOTE 13 - Litigation

       In addition to the following, the Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - Litigation, continued

       Former Landlord
       In November, 1999, 405 Lexington, L.L.C. (the " Former Landlord") began an action in New York City Landlord-Tenant Court alleging that Select Media had breached its lease and seeking the payment of use and occupancy of offices located at 666 Third Avenue, New York NY ("Offices"). In May 2000, The Company began an action in New York Supreme Court against the Landlord seeking an injunction to permit completion of the build-out of the office space and damages for loss of its SITN business. On October 30, 2000, Select Media vacated the offices.

       In February 2001 the Company entered into a mutual release with the Former Landlord and both actions were dismissed with prejudice. The Former Landlord, after drawing down on a $1,000,000 Letter of Credit (See
       Note 9), paid $700,000 of the amount due to the contractors involved in the build-out of the Company's space. The Company is responsible for any additional amounts claimed by the contractors as described in the following paragraph.

       Former Contractors
       In September 2000, a contractor began an action in New York Supreme Court for services rendered in the build-out of the Company's leased space at 666 Third Avenue. Another contractor filed a subsequent action, also in New York Supreme Court, relating to its services with respect to this build-out. Upon motion by the Company, the two actions were consolidated. Approximately $ 1,200,000 is claimed in the consolidated actions. As discussed above, the landlord has paid $700,000 of this amount with the Company responsible for any additional amounts determined to be owed to the contractors. The Company is defending this action, however, the judgment is measurable and the ultimate payment is probable, therefore, the Company has recorded the remaining $500,000 which is included in accrued expenses at December 31, 2000.

       Former Consultant
       In November 2000, Commonwealth Partners LP instituted an action in the Supreme Court of New York seeking damages in excess of $600,000 for alleged financial advisory services rendered to the Company. The Company believes this action is without merit and has filed its answer in opposition. However, the Company is unable to predict the outcome of this claim and, accordingly, no adjustment has been recorded in the consolidated financial statements in response to this claim.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 14 - Stockholders Deficit

       On June 15, 2000 the Company issued 450,000 shares of Common Stock to consultants for services provided to the Company. The fair value of these services, which is $225,000, has been recorded.

       During the year ended December 31, 2000, the Company issued 180,000 shares of Common Stock to an employee for past services performed. As a result of the issuance, the Company recorded $48,000 of stock based compensation expense.


NOTE 15 - Capital Leases

       The Company is the lessee of equipment under a capital lease expiring in 2005. The asset with a net book value of $505,575 at December 31, 2000, is being depreciated over the life of the lease. Depreciation for the year ended December 31, 2000 was $56,175.

       Minimum future lease payments under capital leases as of December 31, 2000 for each of the next five years, and in the aggregate, are as follows:

                               For the Year Ending
                                   December 31,                    Amount
                   -------------------------------------------------------
                                       2001                       $173,355
                                       2002                        160,020
                                       2003                        160,020
                                       2004                        160,020
                                       2005                        106,680
                                                                  --------

                   Total minimum lease payments                    760,095

                   Less: amount representing interest              231,170
                                                                  --------

                   Present value of minimum lease
                    Payments                                      $528,925
                                                                  ========

                   Current Portion                                $ 87,956

                   Long-term Portion                               440,969
                                                                  --------

                                      Total                       $528,925
                                                                  ========

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15 - Capital Leases, continued

       Interest rate on capitalized lease is 16.1% and is imputed based on the lessor's implicit rate of return.

       In November 2000 when the Company vacated its offices at 666 Third Avenue (see Note 13) certain equipment under three capital leases was returned to the lessor and the Company was released from any future obligations under the capital leases. The Company recognized a gain in the amount of $37,615 in connection with this transaction, which is included in loss on abandonment of lease.


NOTE 16 - Income Taxes

     The components of deferred tax assets and liabilities at December 31, 2000 consist of the following:

     Deferred tax assets:
       Net operating loss carryforwards                          $ 4,976,000
       Accumulated amortization                                       97,000
       Allowance for doubtful accounts                                 6,000
                                                                 -----------

              Total Deferred Tax Assets                            5,079,000
                                                                 -----------

     Less: Valuation allowance                                   $(5,079,000)
                                                                 ===========

              Net deferred tax assets                            $        --
                                                                 ===========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management concluded a valuation allowance was appropriate at December 31, 2000 due to operating losses incurred.

     At December 31, 2000, the Company has net operating loss carryforwards of approximately $12,000,000 for income tax purposes, which expire through 2020

     In accordance with the provisions of the Internal Revenue Code ("IRC")
     Section 382, utilization of the Company's net operating loss carryforward is severely limited. Additionally, the Company has not filed Federal or State corporate income tax returns for the past several years. Accordingly, the Company may be subject to penalties and the net operating losses may be severely limited beyond IRC Section 382 limitations.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 17 - Extinguishment of Note Payable, Stockholder

       In October 1999, a note payable to a stockholder in the amount of $560,000 was extinguished for $1. Since the exchange occurred with a stockholder of the Company, the transaction has been recorded as a $599,999 contribution to additional paid in capital.


NOTE 18 - Commitments and Contingencies

       Pending Acquisition
       On December 6, 2000, the Company and Betelgeuse Productions, LLC ("Betelgeuse"), a full service television and video production and post-production business in New York signed a definitive Asset Purchase Agreement (the "Definitive Agreement"); whereby the Company will purchase all of the assets of Betelgeuse for $10,000,000 in cash. As per the Definitive Agreement the Company made a down payment of $200,000 to Betelgeuse, with three additional $100,000 payments due monthly for a total non-refundable down payment of $500,000. As of the date of this report the Company has only paid $298,102 of the down payment ($225,000 at December 31, 2000). The balance of the purchase price will be due at a closing to be held within six (6) months of the signing of the Definitive Agreement and the completion of certain due diligence. The Company has received a firm commitment from Lloyds for the $500,000 down payment. Lloyds will provide the $500,000 down payment in exchange for 500,000 shares of restricted Common Stock of the Company. As of the date of this report no shares of Common Stock have been issued to Lloyds in connection with the down payment. The Company does not yet have a commitment from a funding source for the balance of the purchase price. There is no assurance that the acquisition will be completed by the Company and Betelgeuse.

       Payroll Taxes Select Media has not filed payroll tax returns from October 1, 1998 through March 31, 2000. As of December 31, 2000, the past due amounts have been included in accrued expenses totaling approximately $1,186,000 and consist of payroll taxes owed and estimated penalties and interest. Beginning April 2000, Select Media began using a payroll service to process their payroll and file and pay all payroll tax returns and applicable taxes. At any time the Internal Revenue Service could declare Select Media in default of their fiduciary responsibility and could file a tax lien on the Company's assets or take other action against the Company and its responsible officers, which would have a material adverse effect on the Company's business.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 18 - Commitments and Contingencies, continued

       Employment Agreements
       The Company has entered into employment agreements with the chief executive officer and two employees, two on October 25, 1999 and one on January 1, 2000 (See below). Two of these agreements expire in 2002 and two which expire in 2004. Two of these agreements provide for bonuses based on percentages of net profits, as specified in their respective employment agreements.

       Future minimum payments related to these agreements for the next five (5) years are approximately:

                                  For the Year Ending
                                     December 31,                  Amount
                          -------------------------------------------------
                                         2001                   $   717,000
                                         2002                       817,000
                                         2003                       833,000
                                         2004                       833,000
                                                                -----------

                                            Total                $3,200,000
                                                                 ==========

       For past services performed, the chief executive officer and one of the employees that entered into the above employment agreements received 4,006,666 shares of the Company's Common Stock during 1999. As a result of this issuance, the Company recognized $881,466 of compensation expense.


NOTE 19 - Major Customer

       During the year ended December 31, 1999 the Company sold a substantial portion of its services to one customer. Sales to this customer totaled $800,000 (35%). The amount due from this customer included in accounts receivable at December 31, 1999 was $200,000. There were no customers that accounted for more than 10% of the Company's revenue in 2000.


NOTE 20 - Bankruptcy Proceedings

       On August 28, 1997 the United States Bankruptcy Court of the Southern District of New York confirmed the Company's Plan of Reorganization. The plan stipulated payments totaling $2,444,158 to be paid to certain secured, administrative and unsecured creditors. It was

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 20 - Bankruptcy Proceedings, continued

       determined that the Company's reorganization value computed immediately before August 28, 1997, the date of plan confirmation, was $2,444,158, which is being amortized over a period of 10 years and recorded amortization expense of $244,415 for the years ended December 31, 2000 and 1999. The Company adopted fresh start reporting because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post petition liabilities and allowed claims.

       The remaining bankruptcy liabilities at December 31, 1999 consists of the following:


                    Class of Creditors
       ----------------------------------------------------------
       Class 1 - Secured
       Class 2 - Priority and Administrative           $1,049,510
       Class 3 - Unsecured                                450,000
                                                      -----------

              Total                                    $1,499,510
                                                       ==========

       Short-Term                                      $  329,899
       Long Term                                        1,169,611
                                                       ----------
                                                       $1,499,510
                                                       ==========

       The Company owes approximately $798,000 in professional fees rendered in accordance with the Order entered into by the United States Bankruptcy Court in the Southern District of New York. Company has agreed with the Claimant to pay this amount in quarterly installments equal to 3% of the Company's corresponding quarterly gross receipts less ordinary expenses before any cash compensation to officers until paid in full. No part of the stated amount has been paid and is included in the accrued amounts for class 2 creditors at December 31, 2000.

       The New York City Department of Finance has filed alleged unsecured priority tax claims in the amount of $229,899. Included in this amount is $37,623 of interest accruing at an annual interest rate of 8.5%. The entire amount is included in the accrued amounts for class 2 creditors at December 31, 2000.

       Under the Plan of Reorganization, the Company was required to make semi-annual payments of principal and interest to the New York City Department of Finance beginning in February 1998. The Company has not made any payments on this liability. At any time the Department of Finance could declare Select Media in default of its obligations under the Plan of Reorganization and could file an action to attach the Company's assets.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 20 - Bankruptcy Proceedings, continued

       All remaining allowed claims will be paid in accordance with the Company's confirmed Plan of Reorganization in cash.


NOTE 21 - Subsequent Events

       In January 2001, a note payable for $1,522,200 was converted into 1,522,200 shares of Common Stock as discussed in Note 10.

       In February 2001, the Company entered into a mutual release agreement with its Former Landlord, as discussed in Note 13.

       On April 11, 2001 the Company entered into an agreement with the former owner of Sigma whereby, extending the due dates of the note payable issued in connection with the acquisition of Sigma and amounts due to officer to May 31, 2001, as discussed in Notes 10 and 11.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and officers of the Company are as follows:

                                                                             Position with
Name                  Age      Position                                   Select Media Since
----                  ---      --------                                   ------------------
Mitch Gutkowski       46       Chairman of the Board, Chief Executive           1981
                               Officer and Director
James Mongiardo       55       Vice Chairman and Director                       1999
Chet Simmons          72       Director                                         1999
Joseph Tarsia         66       President of Sigma                               2000

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

James Mongiardo, Vice Chairman of the Board since 1999, has extensive experience in building companies and in the banking and securities business. He has served as Chief Executive Officer for public biotechnology and healthcare services companies and as head of United States marketing for Schering-Plough Corporation. Since November 2000, Mr. Mongiardo has been Managing Director of Homewood Capital Group, LLC, a corporate finance consulting and investment banking firm. For the five year period ending November 2000, he was Managing Director of LBC Capital, an investment banking firm specializing in institutional private placements for emerging companies.

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

Joseph Tarsia, President of Sigma, started his recording career in 1958, building and maintaining local Philadelphia recording studios. In 1961, he joined Cameo Parkway Records, where he quickly rose to the position of Chief Engineer for such artists as Bobby Rydell, Chubby Checker, the Dovells and the Orlons. In 1968, Mr. Tarsia founded Sigma Sound Studios as an independent recording studio, which became the home of major record producers Kenny Gamble, Leon Huff and Thom

Bell, and the birthplace of the Sound of Philadelphia. Two producers, Ken Gamble and Thom Huff of Philadelphia International Records, and other independent producers, working with Joe Tarsia and the staff of Sigma, shared ideas on what constituted good and innovative music that became extremely popular and influential in the 1970's and became known as the Sound of Philadelphia. This particular style influenced the development of Disco, R&B and Soul, as well as mainstream pop music.

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

Item 10.  Executive Compensation.

Executive Compensation.

The following table sets forth the compensation received for services rendered to the Company during the fiscal year ended December 31, 2000 by our Chief Executive Officer. Except for the CEO, the Company had no officers who earned more than $100,000 during the fiscal year ended December 31, 2000.

                                               SUMMARY COMPENSATION TABLE

                                                                                      Long-Term Compensation
                                                                              -------------------------------------
Name And Principal             Annual Compensation       Other Annual         Awards                   All Other
Position                   Year     Salary($)    Bonus($)     Compensation    Restricted Stock   Options     Awards
------------------         ----     ----------   --------     ------------    ----------------   ---------   ------
Mitch Gutkowski            2000     $              $0             None            None             None       None
Chief Executive Officer    1999     $252,000       $0             None            $440,000         None       None
                           1998     $200,000       $0             None            None             None       None
Joseph Tarsia
President of Sigma         2000     $ 97,790       $0            $9,625           None             None       None

The Company did not pay to our Chief Executive Officer or any executive officer any compensation intended to serve as incentive for performance to occur over a period longer than one year pursuant to a long-term incentive plan in the fiscal year ended December 31, 2000. The Company does not have any defined benefit or actuarial plan with respect to our Chief Executive Officer or any executive officer under which benefits are determined primarily by final compensation and years of service. On October 25, 1999, Mr. Gutkowski was issued 2,000,000 shares of restricted common stock for prior services to the Company. Mr. Gutkowski provided substantial services to the Company from the period beginning before the Company filed for bankruptcy court protection in November, 1995 to up to and including October 24, 1999. For much of that period, Mr. Gutkowski did not take a salary, or took a reduced salary. The $440,000 value placed on the stock issued to Mr. Gutkowski is based on sales made by the Company that took place just before the issuance to Mr. Gutkowski. Mr. Gutkowski was responsible for bringing in the consultants and independent contractors who brought the Company back into business after the bankruptcy. On October 25, 1999, the Company reduced Mr. Gutkowski's salary from $300,000 per year to $200,000 per year in order to conserve the Company's cash resources.

Option Grants

The Company granted no stock options in the fiscal year ended December 31, 2000.

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

Conflicts of Interest

Mr. Mongiardo and Mr. Simmons, the Company's non-employee directors, are associated with other firms involved in a range of business activities, as noted in Item 9, above. Consequently, there are potential conflicts of interest in their acting as directors of the Company. Insofar as these directors are engaged in other business activities, management anticipates they will devote only a minor amount of time to the Company's affairs. However, as of the date of this filing, no actual conflicts of interest exist between the Company and either Mr. Mongiardo or Mr. Simmons.

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

Name and
Address of                       Nature of
Beneficial                       Beneficial            Number of
Owner                            Ownership             Shares            Percent
-----                            ---------             ------            -------
Mitch Gutkowski(1)               Record                2,000,000         13.1%

James Mongiardo(1)(2)            Record                  350,000          2.3%

Chet Simmons(1)                  Record                   11,600          (3)

Dominick Sartorio                Record                2,006,667         13.2%
215 Route 110
Huntington, NY 11746

All officers, directors and
    key employees as a group
    (4 persons)                                        4,368,267         28.7%

(1) Address c/o the Company at 475 Park Avenue South, 10th Floor, New York, New York.
(2) Includes 250,000 shares owned by a joint venture in which he holds a beneficial interest.
(3) Less than 1%.

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

In 1996, Mr. Gutkowski contributed $100,000 in cash to the Company's reorganization plan as part of the Company's emergence from bankruptcy. The Company repaid this contribution to Mr. Gutkowski in January 2000.

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


Item 13. Exhibits and Reports on Form 8-K.

         Item 1.  Exhibit Index

Exhibit No
----------
(3)      Articles of Incorporation and Bylaws

3.1      Articles of Incorporation *
3.2      Bylaws    *

(10)     Material Contracts

10.1     Employment Agreement with Mitch Gutkowski ***

10.2 Stock Purchase Agreement for the Purchase of all the outstanding Common Stock of Sigma Sound Studio, Inc. **

10.3 Letter of Intent for the purchase of all the assets and liabilities of Betelgeuse Productions, LLC. ***

10.4     Agreements with Lloyds regarding Financing ***

10.5 Non-Binding Letter of Intent with Bryn Mawr Investment Group regarding Financing ***

10.6     Agreement with Lloyds to fund the Betelgeuse Down Payment ****

10.7     Agreement with Lloyds regarding Interim Financing ****

10.8 Definitive Agreement to Purchase the Assets and Liabilities of Betelgeuse Productions, LLC ****

10.9     Registration Rights Agreement ****

(16)     Letter on Change in Certifying Accountant

16.1 Letter of Ernst & Young LLP dated December 21, 2000 regarding the matters required by Item 304 (a) of Regulation S-B*****

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

Date: 4/13/2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By /s/ MITCH GUTKOWSKI
   -----------------------------------------------------------------
       Mitch Gutkowski, Chief Executive Officer, Director

Date: 4/13/2000

By: /s/ ANTHONY URBANO
    ----------------------------------------------------------------
        Anthony Urbano, Controller

Date: 4/13/2000

By: /s/ JAMES MONGIARDO
    ----------------------------------------------------------------
        James Mongiardo, Director

Date: 4/13/2000

By: /s/ CHET SIMMONS
    ----------------------------------------------------------------
        Chet Simmons, Director

Date: 4/13/2000