Form 10QSB
period 2001-03-31
SELECT MEDIA COMMUNICATIONS INC
filed 2001-05-21
CIK 925648

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001 or
                                               --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to _________

                        Commission file Number 000-24706
                                               ---------

                       SELECT MEDIA COMMUNICATIONS, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           New York                                  13-3415331
-------------------------------         ---------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)


             475 Park Avenue South, 10th Floor, New York, NY 10016
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (212) 545-1785
                           ---------------------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 18, 2001: 17,092,683

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

                                                                                      Page
                                                                                      ----
  Condensed Consolidated Balance Sheet (Unaudited)--As of March 31, 2001               3-4
  Condensed Consolidated Statements of Operations (Unaudited)--For the three
    months ended March 31, 2001 and March 31, 2000                                       5
  Condensed Consolidated Statements of Cash Flows (Unaudited) - For the three
    months ended March 31, 2001 and March 31, 2000                                     6-7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                  8-14


Item 2.  Management's Discussion and Analysis                                        15-19


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                              20
Item 2.  Changes in Securities and Use of Proceeds                                      20
Item 3.  Defaults Upon Senior Securities                                                20
Item 4.  Submission of Matters to a Vote of Security Holders                            20
Item 5.  Other Information                                                              20
Item 6.  Exhibits and Reports on Form 8-K                                               20

Signatures                                                                              21

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.


                                               SELECT MEDIA COMMUNICATIONS INC.
                                                                 AND SUBSIDIARY

                                           CONDENSED CONSOLIDATED BALANCE SHEET
                                                                    (UNAUDITED)

                                                                 March 31, 2001
-------------------------------------------------------------------------------

                                     ASSETS
                                     ------

CURRENT ASSETS
--------------
  Cash                                                               $      902
  Accounts receivable, less allowance for doubtful accounts of
    $14,009                                                             152,772
  Prepaid expenses and other current assets                             120,300
  Inventories                                                            38,073
                                                                      ---------


       Total Current Assets                                                           $  312,047
                                                                                      ----------


PROPERTY AND EQUIPMENT, Net                                                              872,408
----------------------                                                                ----------


OTHER ASSETS
------------
  Reorganization value, net of accumulated amortization of
    $875,824                                                          1,568,334
  Goodwill, net of accumulated amortization of $401,877                 562,627
  Deposit on pending acquisition                                        323,102
  Intangibles, net of accumulated amortization of $45,139                79,861
                                                                      ---------


         Total Other Assets                                                            2,533,924
                                                                                      ----------


         TOTAL ASSETS                                                                 $3,718,379
                                                                                      ==========

                      See notes to condensed consolidated financial statements.

                                               SELECT MEDIA COMMUNICATIONS INC.
                                                                 AND SUBSIDIARY

                                           CONDENSED CONSOLIDATED BALANCE SHEET
                                                                    (UNAUDITED)

                                                                 March 31, 2001
-------------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
-------------------
  Accounts payable and accrued expenses                              $  4,977,749
  Notes payable                                                           368,137
  Notes payable - stockholders                                          1,586,291
  Due to stockholder                                                      539,236
  Due to officer                                                          333,904
  Current portion of capital lease obligation                             114,102
  Reorganization liabilities, current portion                             333,985
                                                                     ------------

       Total Current Liabilities                                                        $ 8,253,404
                                                                                        -----------

OTHER LIABILITIES
-----------------
  Capital lease obligation, net of current portion                        455,590
  Reorganization liabilities, net of current portion                    1,169,611
                                                                     ------------

       Total Other Liabilities                                                            1,625,201
                                                                                        -----------

       TOTAL LIABILITIES                                                                  9,878,605
                                                                                        -----------

COMMITMENTS AND CONTINGENCIES
-----------------------------

STOCKHOLDERS' DEFICIENCY
------------------------
  Common stock - $.001 par value; 35,000,000 shares
    authorized, 15,250,409 shares issued and outstanding                   15,250
  Additional paid-in capital                                           10,848,129
  Accumulated deficit                                                 (17,023,605)
                                                                     ------------

       TOTAL STOCKHOLDERS' DEFICIENCY                                                   (6,160,226)
                                                                                        -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                   $ 3,718,379
                                                                                        ===========

                      See notes to condensed consolidated financial statements.

                                               SELECT MEDIA COMMUNICATIONS INC.
                                                                 AND SUBSIDIARY

                                                       STATEMENTS OF OPERATIONS
                                                                    (UNAUDITED)

                             For the Three Months Ended March 31, 2001 and 2000
-------------------------------------------------------------------------------

                                                       2001            2000
                                                   ----------------------------

SALES                                              $   104,178     $    164,217
-----

COST OF SALES                                           75,007          119,372
-------------                                      -----------     ------------

       GROSS PROFIT                                     29,171           44,845

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         1,190,336        1,818,416
--------------------------------------------       -----------     ------------

         OPERATING LOSS                             (1,161,165)      (1,773,571)

OTHER INCOME (EXPENSE)
----------------------
  Other income                                            --             12,007
  Interest expense                                     (61,642)         (43,302)
                                                   -----------     ------------

         TOTAL OTHER INCOME (EXPENSE)                  (61,642)         (31,295)
                                                   -----------     ------------

         NET LOSS                                  $(1,222,807)    $ (1,804,866)
                                                   ===========     ============

PER SHARE DATA
--------------
  Basic and diluted net loss per common share            $(.08)          $(0.18)
                                                   ===========     ============
  Weighted Average Common Shares Outstanding        14,497,801        9,757,592
                                                   ===========     ============

                      See notes to condensed consolidated financial statements.

                                               SELECT MEDIA COMMUNICATIONS INC.
                                                                 AND SUBSIDIARY

                                                       STATEMENTS OF CASH FLOWS
                                                                    (UNAUDITED)

                             For the Three Months Ended March 31, 2001 and 2000
-------------------------------------------------------------------------------

                                                                          2001              2000
                                                                      ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net loss                                                             $(1,222,807)       $(1,804,866)
                                                                      -----------        -----------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Stock-based compensation                                               338,309             33,000
   Depreciation and amortization                                          201,782            186,727
   Accrued interest                                                        20,959               --
   Increase in allowance for doubtful accounts                               --              262,545
 Changes in assets and liabilities:
  Accounts receivable                                                     (36,642)            29,302
  Prepaid expenses and other current assets                               (30,349)              (549)
  Accounts payable and accrued expenses                                   471,415            220,960
  Reorganization liabilities                                                 --              (95,079)
                                                                      -----------        -----------

       TOTAL ADJUSTMENTS                                                  965,474            636,906
                                                                      -----------        -----------

       NET CASH USED IN OPERATING ACTIVITIES                             (257,333)        (1,167,960)
                                                                      -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Purchases of property and equipment                                     (20,375)              --
  Purchase of Sigma Sound Services Inc., net of cash acquired                --             (198,600)
  Deposit on acquisition                                                  (98,102)              --
  Purchase of intangible assets                                              --             (125,000)
                                                                      -----------        -----------

       NET CASH USED IN INVESTING ACTIVITIES                          $  (118,477)       $  (323,600)
                                                                      -----------        -----------

                       See notes to condensed consolidate financial statements.

                                               SELECT MEDIA COMMUNICATIONS INC.
                                                                 AND SUBSIDIARY

                                            STATEMENTS OF CASH FLOWS, Continued
                                                                    (UNAUDITED)

                             For the Three Months Ended March 31, 2001 and 2000
-------------------------------------------------------------------------------

                                                              2001                2000
                                                          --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Advances from stockholder                               $   279,936          $ 1,595,000
  Advances from officer                                        94,441                 --
  Payments of capital lease obligations                          --                (55,469)
  Repayments of notes payable                                    --                (45,000)
                                                          -----------          -----------

         NET CASH PROVIDED BY FINANCING
          ACTIVITIES                                          374,377            1,494,531
                                                          -----------          -----------

         NET  (DECREASE) INCREASE IN CASH                      (1,433)               2,971

CASH AT BEGINNING OF PERIOD                                     2,335                  344
---------------------------                               -----------          -----------

CASH AT END OF PERIOD                                     $       902          $     3,315
---------------------                                     ===========          ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------

 Cash paid during the periods for:
    Interest                                              $      --            $    24,290

 Noncash investing and financing activities:

    Acquisition of equipment thru capital leases          $    40,767
    Conversion of note payable common stock               $ 1,522,200
    Sigma Sound Services, Inc. acquisition:
      Issuance of note payable                                                 $   400,000
      Deposit applied to the purchase price                                    $   400,000

                      See notes to condensed consolidated financial statements.

                                               SELECT MEDIA COMMUNICATIONS INC.
                                                                 AND SUBSIDIARY

                                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------

NOTE 1 - Organization, Basis of Presentation and Management Plans
         --------------------------------------------------------

       The Company and Nature of Business
       ----------------------------------
       Select Media Communications Inc. ("Select Media" or the "Company") a New York integrated media company was organized in September 1981. On October 13, 1995, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code. The petition was filed in the United States Bankruptcy Court for Southern District of New York and its plan of reorganization was confirmed on August 28, 1997. In the period from the Company's bankruptcy filing in October 1995 until September 1998, the Company was essentially dormant. In September 1998, the Company reactivated its marketing efforts and began marketing its vignette products to advertisers.

       On January 18, 2000, the Company purchased all of the issued and outstanding common stock of Sigma Sound Services, Inc. ("Sigma") pursuant to the terms of a stock purchase agreement.

       Select Media is engaged in the acquisition of content providers, production and post-production houses to become a vertically integrated provider and distributor of video/television programming and recorded music. The Company through its wholly owned subsidiary Sigma, provides studio space and technology for the recording of audio media for the music recording, motion picture, and commercial advertising industries.

       Basis of Consolidation
       ----------------------
       The consolidated financial statements include the accounts of Select Media, and it wholly-owned subsidiary Sigma (collectively referred to as the "Company"). All significant inter-company transactions and balances have been eliminated in consolidation.

       Reclassifications
       -----------------
       Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements. These reclassifications have no effect on previously reported operations.

       Going Concern Uncertainty
       -------------------------
       As shown in the accompanying financial statements, the Company incurred a net loss of $1,222,807 during the three months ended March 31, 2001, and, as of that date, the Company's current liabilities exceeded its current assets by $7,941,357 and its total liabilities exceeded its total assets by $6,160,226. Management of the Company is developing a plan to reduce its liabilities and raise equity capital for acquisitions through the issuance of additional common stock through private or public offerings conforming to the requirements of Securities Acts. The Company has received a best efforts letter of intent from Lloyds Bahamas Securities Ltd.

                                               SELECT MEDIA COMMUNICATIONS INC.
                                                                 AND SUBSIDIARY

                                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------

NOTE 1 - Organization, Basis of Presentation and Management Plans, continued
         --------------------------------------------------------

       Going Concern Uncertainty, continued
       -------------------------
       ("Lloyds") for an additional $3 million in financing once the Company's common stock is eligible for quotation on the OTC Bulletin Board which occurred on April 20, 2001. There can be no assurance that such a financing will be completed or, if completed, be on favorable terms. Under this plan the Company intends to use any funds raised to fund operations and to make strategic acquisitions through cash and stock transactions. Management hopes that these acquisitions will enable the Company to generate positive cash flows from operations. If the Company is unable to raise the appropriate funds it will not be able to make any acquisitions nor will the Company be able to fund operations through December 31, 2001.

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

       Basis of Presentation
       ---------------------
       The accompanying unaudited financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The financial statements should be read in conjunction with the notes to the financial statement and in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 2000. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2000 financial statements.

                                               SELECT MEDIA COMMUNICATIONS INC.
                                                                 AND SUBSIDIARY

                                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------

NOTE 2 - Liquidity and Funding Agreements
         --------------------------------

       On December 5, 2000, the Company has received a best efforts letter of intent from Lloyds for an additional $3 million in financing once the Company's common stock is eligible for quotation on the OTC Bulletin Board which occurred on April 20, 2001.

       The Company received total cash advances in the amount of $539,236 ($279,976 during the quarter ended March 31, 2001) from Lloyds prior to the eligibility for quotation of its common stock on the OTC Bulletin Board. At March 31, 2001, these advances are included in "Due to Stockholder"; on May 7, 2001 the Company issued 819,172 shares of common stock in settlement of these advances.

       On October 24, 1999, the Company received a non-binding letter of intent from Valley Forge Securities (formerly Bryn Mawr Investment Group, Inc.) to provide up to $10 million in financing to the Company through private or public offerings of securities, to be used for working capital and acquisitions.


NOTE 3 - Stockholders Deficiency
         -----------------------

       In October 1999 the Company issued 1,000,000 shares of its common stock to Lloyds and or its designees for financial advisory services provided to the Company, as part of the Funding agreement with Lloyds dated October 22, 1999 ("Funding Agreement"). Accordingly, the Company recorded an expense of $220,000 ($0.22 per share based upon the fair value of the common stock at the time of issuance) during the year ended December 31, 1999. As a result of the delay in the Company's common stock being eligible for quotation on the OTC Bulletin Board, Lloyds provided additional services and assumed greater responsibilities, and accordingly during March 2001 the Company agreed to issue Lloyds 676,617 additional shares of common stock for the services provided. The Company recorded an expense of $338,309 ($0.50 per share based upon the fair value of the common stock at the time of issuance) during the three months ended March 31, 2001.

                                               SELECT MEDIA COMMUNICATIONS INC.
                                                                 AND SUBSIDIARY

                                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------

NOTE 3 - Stockholders Deficiency, continued
         ----------------------------------

       During 2000, the Company borrowed from International Electronic Securities Trading, Ltd. a total of $1,522,200 pursuant to a Loan Agreement and Securities Pledge Agreement dated October 29, 2000. International Electronic Securities Trading, Ltd. elected to convert this debt into 1,522,200 shares of common stock on January 15, 2001.

NOTE 4 - Litigation
         ----------

       In addition to the following, the Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

       Former Landlord
       ---------------
       In November, 1999, 405 Lexington, L.L.C. (the " Former Landlord") began an action in New York City Landlord-Tenant Court alleging that Select Media had breached its lease and seeking the payment of use and occupancy of offices located at 666 Third Avenue, New York NY ("Offices"). In May 2000, the Company began an action in New York Supreme Court against the Landlord seeking an injunction to permit completion of the build-out of the office space and damages for loss of its SITN business. On October 30, 2000, Select Media vacated the offices.

       In February 2001, the Company entered into a mutual release with the Former Landlord and both actions were dismissed with prejudice. The Former Landlord, after drawing down on a $1,000,000 Letter of Credit (which was converted into notes payable-stockholder and was converted into common stock on May 7, 2001), paid $700,000 of the amount due to the contractors involved in the build-out of the Company's space. The Company is responsible for any additional amounts claimed by the contractors as described in the following paragraph.

       Former Contractors
       ------------------
       In September 2000, a contractor began an action in New York Supreme Court for services rendered in the build-out of the Company's leased space at 666 Third Avenue. Another contractor filed a subsequent action, also in New York Supreme Court, relating to its services with respect to this build-out. Upon motion by the Company, the two actions were consolidated. Approximately $1,200,000 is claimed in the consolidated actions. As discussed above, the landlord has paid $700,000 of this amount with the Company responsible for any additional amounts determined to be owed to the contractors. The Company is defending this action. The judgment is measurable and some payment is probable, therefore, the Company recorded a $500,000 expense during the years ended December 31, 1999 and 2000, which was included in accrued expenses at March 31, 2001.

                                               SELECT MEDIA COMMUNICATIONS INC.
                                                                 AND SUBSIDIARY

                                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------

NOTE 4 - Litigation, continued
         ---------------------

       Former Consultant
       -----------------
       In November 2000, Commonwealth Partners LP instituted an action in the Supreme Court of New York seeking damages in excess of $600,000 for alleged financial advisory services rendered to the Company. The Company believes this action is without merit and has filed its answer in opposition. However, the Company is unable to predict the outcome of this claim and, accordingly, no adjustment has been recorded in the consolidated financial statements in response to this claim.


NOTE 5 - Commitments and Contingencies
         -----------------------------

       Pending Acquisition
       -------------------
       On December 6, 2000, the Company and Betelgeuse Productions, LLC ("Betelgeuse"), a full service television and video production and post-production business in New York signed a definitive Asset Purchase Agreement (the "Definitive Agreement"), whereby the Company will purchase all of the assets of Betelgeuse for $10,000,000 in cash. Pursuant to the Definitive Agreement, the Company made a down payment of $200,000 to Betelgeuse, with three additional $100,000 payments due monthly for a total non-refundable down payment of $500,000. Through May 7, 2001, the Company has paid $323,102 of the down payment. The balance of the purchase price will be due at a closing to be held within six (6) months of the signing of the Definitive Agreement and the completion of certain due diligence. The Company has received a firm commitment from Lloyds for the $500,000 down payment ($323,102 has been received from Lloyds as of March 31, 2001). The Company does not yet have a commitment from a funding source for the balance of the purchase price. There is no assurance that the acquisition will be completed by the Company and Betelgeuse.

       Payroll Taxes
       -------------
       Select Media has not filed payroll tax returns from October 1, 1998 through March 31, 2000. As of March 31, 2001, the past due amounts have been included in accrued expenses totaling approximately $1,250,000 and consist of payroll taxes owed and estimated penalties and interest. Beginning April 2000, Select Media began using a payroll service to process their current payroll and file and pay all payroll tax returns and applicable taxes. At any time the Internal Revenue Service could declare Select Media in default of their fiduciary responsibility and could file a tax lien on the Company's assets or take other action against the Company and its responsible officers, which would have a material adverse effect on the Company's business.

                                               SELECT MEDIA COMMUNICATIONS INC.
                                                                 AND SUBSIDIARY

                                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------

NOTE 6 - Major Customers and related party transactions
         ----------------------------------------------

       The Company through its subsidiary Sigma sells a substantial portion of its product to one customer and to one related party. During the three months ended March 31, 2001, sales to the customer totaled $33,887 (32.5%) and sales to the related party totaled $27,324 (26.2%). As of March 31, 2001, the amounts due from the customer included in accounts receivable was $52,372 and the amounts due from related party included in accounts receivable was $62,262.

       In addition, non trade receivables due from the related party in the amount of $79,626 is included in prepaid expenses and other current assets.


NOTE 7 - Subsequent Events
         -----------------

       On April 27, 2001, the Board of Directors elected James F. Mongiardo (formerly Vice Chairman) as Chairman, Chief Executive Officer and interim Chief Financial Officer. Mitch Gutkowski, formerly Chairman and Chief Executive Officer, was elected Chief Creative Officer and Secretary.

       On April 11, 2001, the Company entered into an agreement with the former owner of Sigma whereby, extending the due dates of: (i) the $345,637 included in note payable in connection with the acquisition of Sigma; and
       (ii) $333,904 due to officer to May 31, 2001.

       On May 7, 2001 the Company issued 819,172 shares of common stock to Lloyds in settlement of Due to Stockholder in the amount of $539,296.

       On May 7, 2001, the Company issued 250,000 shares of common stock in settlement of accounts payable of $250,000.

       On May 7, 2001, the Company issued 350,000 shares of common stock in settlement of notes payable stockholder of $1,125,000.

       On May 7, 2001, the Company issued 175,000 shares of common stock to two consultants for future investor relations services to be performed. The Company estimates the value of the services to be performed is approximately $87,500. The Company has also agreed to issue an additional 150,000 shares of free-trading common stock to one of consultants.

                                               SELECT MEDIA COMMUNICATIONS INC.
                                                                 AND SUBSIDIARY

                                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------

NOTE 7 - Subsequent Events, continued
         -----------------

       In November 2000 when the Company vacated its offices at 666 Third Avenue certain equipment under three capital leases was returned to the lessor and the Company was released from any future obligations under the capital leases. In May 2001, the Company agreed to issue the lessor 150,000 shares of common stock as consideration for releasing the Company of its obligation. These shares were issued on May 7, 2001 and accordingly the Company will record a charge to operations in the second quarter of 2001.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including financial, regulatory environment and trend projections, estimated costs to complete or possible future revenues from the Company's expansion plans, the likelihood of successful completion of such plans, as well as any statements preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions; and other statements contained herein regarding matters that are not historical facts. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements below (the "Cautionary Statements") include, without limitation: (1) the ability of the Company to raise additional equity capital; (2) the ability of the Company to implement its new business plan as a holding Company whose purpose is to acquire content providers, production and post-production houses to enable the Company to be a vertically integrated provider and distributor of video programming and recorded music; (3) the ability of the Company to expand its product offerings;
(4) the ability of the Company to assimilate personnel and operations of the companies it acquires; and (5) other risks referenced from time to time in the Company's filings with the SEC, including the Form 10-KSB for the year ended December 31, 2000. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three months ended March 31, 2001, and 2000. The information should be read in conjunction with the "Management's Discussion and Analysis" and consolidated financial statements and notes thereto contained herein and in the Form 10-KSB for the year ended December 31, 2000.

Overview

Select Media is a New York corporation whose common stock is currently traded on the OTC Bulletin Board under the symbol "SMTV.OB." Select Media began in the business of producing and distributing "vignettes," which are short-form (thirty-second) informational programs distributed by particular sponsors for viewing during regular programming. In 1998, Select Media hired personnel to provide services to worldwide news broadcasters and act as a television news agency under the name "Select International Television Network" ("SITN") to produce and distribute news segments for sale to local and foreign news broadcasters. Because of an inability to use studio space in their facility and the subsequent move to new premises on October 30, 2000, the Company has ceased operations of SITN as of October 30, 2000. In general, in the period covered by this report, the Company's sources of revenues consisted of revenues from the Company's Sigma Sound Services subsidiary ("Sigma").

In 2000, the Company had minimal revenues as it focused on restructuring its business and completing two acquisitions. In the quarter ended March 31, 2001, the Company's subsidiary had sales to two customers totaling approximately 58.7% of the Company's total sales. If management is successful implementing the Company's Business Plan, sales will increase and management does not reasonably foresee any such dependence in the future.

In January 2000, Select Media repositioned itself as the owner of entertainment content providers whose product can be marketed through traditional media and over the Internet. In January 2000, Select Media purchased all the outstanding stock of Sigma for $1,000,000 payable in cash in several payments, with the final payment due May 31, 2001. Sigma is a full service recording studio that provides services to record companies, independent artists and record producers. In March 2000, Select Media purchased contracts and other assets of After Hours Productions, Inc. ("AHP"), for $125,000 in cash. AHP creates custom music and video products AHP has produced one new album of musical works for sale by Select Media through shopping channels and direct response television ads since the acquisition.

These acquisitions were accounted for as purchases. The principals of Sigma and AHP were not affiliated with Select Media before to their acquisition by Select Media. Lloyds' financing was not contingent upon these particular acquisitions.

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

In line with this strategy, in 2000 Select Media acquired Sigma and AHP. Select Media has also signed a letter of intent to purchase all the assets and liabilities of Betelgeuse Productions, LLC. Betelgeuse has the ability to create entertainment content for broadcast, cable and Internet and to adapt existing product for use as Internet content. On December 6, 2000 Select Media signed a definitive Asset Purchase Agreement (the "Definitive Agreement") to acquire all the assets and liabilities of Betelgeuse Productions, LLC for $10 million. There is an initial $500,000 down payment, of which $323,102 was paid through March 31, 2001. The balance of $9.5 million is due six months from the due diligence completion date.

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

Sigma markets its services directly through its principals. Sigma and AHP have also produced collections and compilation albums sold through home shopping channels, direct response television and direct mail.

Select Media has 20 full time employees as March 31,2001. On October 30, 2000, Select Media moved from a facility at 666 Third Avenue, New York, New York, which was used as the principal corporate office and the site of its studio facilities, to 44 E. 32nd Street in New York, and in February, 2001 to 475 Park Avenue South, 10th Floor in New York, subletting these latter two spaces from Betelgeuse. As a result of the Sigma acquisition, Select Media also leases a sound recording studio facility at North 12th Street in Philadelphia, Pennsylvania.

RESULTS OF OPERATIONS

Revenues

The following table sets forth certain items from the Registrant's consolidated statements of operations as a percentage of net revenues for the periods indicated:

                                                         For the Year
                                                        Ended December         For the Three Months
                                                             31,                  Ended March 31,
                                                             2000             2000              2001
                                                        -----------------------------------------------
       Net revenues                                           100.0%            100.0%           100.0%
       Cost of revenues                                        95.5%             72.7%            71.9%
       Gross profit                                             4.5%             27.3%            28.1%

       Selling, general and administrative                  1,251.9%          1,142.6%         1,107.3%

       Operating loss                                     (1,247.4)%        (1,114.6)%       (1,080.0)%
       Other income and expense, net                         (18.9)%           (59.2)%          (19.1)%

       Loss before income taxes                           (1,266.3)%        (1,173.8)%       (1,099.1)%
       Provision for (benefit from) income taxes                0.3%                0%               0%
       Net loss                                           (1,266.6)%        (1,173.8)%       (1,099.1)%

Before the Sigma acquisition, the Registrant's net revenues were derived mainly from the sales of vignettes, video press releases and SITN. Sigma's revenues consist of sales of sound recording studio services, editing and post-production work on recorded musical works. In the three months ended March 31, 2001, net revenues decreased by $60,039 or 36.6 %, to $104,178 from $164,217 in the three months ended March 31, 2000. The decrease in net revenues during the first three months of 2001 was due to a loss of SITN revenues due to the inability to use studio space at Select Media's facility caused by a dispute with its landlord and the subsequent decision to cease SITN operations on October 30, 2000.

Gross Profit

Gross margins during the three months ended March 31, 2001 remained essentially the same at 28% compared to 27.3 % for the three months ended March 31, 2000.

Cost of revenues consists primarily of costs associated with audio studio personnel. The resulting gross profit fluctuates based on factors such as salary expense, editing and marketing. Greater use of the audio studio space will result in higher gross margins.

Expenses

Total operating expenses were $1,190,336 in the three months ended March 31, 2001 compared with $1,818,416 in the three months ended March 31, 2000, for a decrease of $628,080, or 34.5%. This decrease was attributable to the move by the Company to much smaller facilities and a decrease in staff as the Company restructured itself.

Losses

The Registrant incurred losses from operations of $(1,222,807) in the three months ended March 31, 2001 compared to $(1,804,866) in the three months ended March 31, 2000, for a decrease of $582,059 or 32.2%. This decrease was attributable to the move by the Company to much smaller facilities and a decrease in staff as the Company restructured itself.

LIQUIDITY AND CAPITAL RESOURCES

Select Media has significant capital needs, which to date Select Media has met through private sales of its equity and loans. Sales of common stock by the Company at less than the current trading price could tend to depress prices. Select Media will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity, loans, or by a public offering of its equity or debt securities. On October 22, 1999, Select Media received a best efforts letter of intent from Lloyds for $1 million in additional financing in exchange for 4,500,000 shares of Common Stock at $0.22 per share. During 2000 the Company raised an additional $259,300 from Lloyds, which is convertible into 259,300 shares of common stock and $1,522,200 in convertible debt from International Electronic Trading Securities, Ltd., which was converted into 1,522,200 shares of common stock on January 15, 2001. Lloyds is an investment banking and securities brokerage business located in Nassau, the Bahamas. During 2000, Lloyds raised additional equity capital for the Company, in which Lloyds has assigned its interest to International Electronic Trading Securities, Ltd. The Company has received a best efforts letter of intent from Lloyds for an additional $3 million in financing once the Company's common stock eligible for quotation on the OTC Bulletin Board, which occurred on April 20, 2001. In 2000 and 2001, the Company received $539,236 from Lloyds (of which $279,976 was received in the first quarter of 2001) in advance of its eligibility for quotation of its common stock on the OTC Bulletin Board, for which 819,172 shares of common stock were issued on May 7, 2001. The Company has also received a separate commitment from Lloyds for the $500,000 down payment for the Betelgeuse Productions, LLC acquisition of which $323,102 has been received as of March 31, 2001. There can be no assurance that such a financing will be completed or, if completed, be on favorable terms.

The Company has also received a non-binding letter of intent from Valley Forge Securities, Inc. (formerly Bryn Mawr Investment Group, Inc.) to provide up to $10 million in financing to the Company through private or public offerings of securities, to be used for working capital and acquisitions. There can be no assurances that such a financing will be completed or, if completed, be on favorable terms.

The Company intends to use any funds raised to fund operations and to make strategic acquisitions through cash and stock transactions. Management hopes that these acquisitions will enable the Company to generate positive cash flows from operations. If the Company is unable to raise the appropriate funds, it will not be able to make any acquisitions nor will the Company be able to fund operations through December 31, 2001. There can be no assurances that the Company will be successful in its attempts to raise sufficient capital essential to its survival. If the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail or cease operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

On October 30, 2000, the Company vacated its office space located at 666 Third Avenue, New York, New York. Litigation with the former Landlord was resolved in February 2001. The Landlord, after exercising on a $1 million security deposit made by the Company, agreed to pay $700,000 to the contractors involved in the build-out of the Company's space. The Company is responsible for any additional amounts claimed by the contractors as described in the following paragraph. All other claims by both the Company and the Landlord were dismissed with prejudice.

In September 2000, Micron General Contractors began an action in New York Supreme Court for services rendered in the build-out of the Company's leased space at 666 Third Avenue. A subsequent action was filed by Robert B. Samuels, Inc., also in New York Supreme Court, relating to its services with respect to this build-out. Upon motion by the Company, the Samuels action was consolidated with the Micron action. Approximately $1,200,000 is claimed in the consolidated actions. The Landlord has paid $700,000 of this amount with the Company responsible for any additional amounts. The Company is defending this action.

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

Item 2. Changes in Securities.

        Not Applicable.

Item 3. Defaults Upon Senior Securities.

        Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not Applicable.

Item 5. Other Information.

        Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

        Not Applicable

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                     SELECT MEDIA COMMUNICATIONS, INC.
                                     ---------------------------------
                                             (Registrant)


Date: May 21, 2001                      /S/ JAMES F. MONGIARDO
      ------------                    --------------------------
                                          JAMES F. MONGIARDO
                                        Chief Executive Officer