Form 10QSB
period 2001-06-30
SELECT MEDIA COMMUNICATIONS INC
filed 2001-08-20
CIK 925648

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001 or
                                                -------------

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


                       475 Park Avenue, New York, NY 10016
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 545-1785
                                 --------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 17, 2001: 17,442,683 shares

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.
                                                                          Page
                                                                          ----

  Condensed Balance Sheet (Unaudited)--As of June 30, 2001                 3-4
  Condensed Statements of Operations (Unaudited)--For the six
    months and three months ended June 30, 2001 and June 30, 2000            5
  Condensed Statements of Cash Flows (Unaudited) - For the six
    months ended June 30, 2001 and June 30, 2000                           6-7

NOTES TO CONDENSED FINANCIAL STATEMENTS                                   8-15


Item 2.  Management's Discussion and Analysis                            16-20


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  21
Item 2.  Changes in Securities and Use of Proceeds                          21
Item 3.  Defaults Upon Senior Securities                                    21
Item 4.  Submission of Matters to a Vote of Security Holders                21
Item 5.  Other Information                                                  21
Item 6.  Exhibits and Reports on Form 8-K                                   21

Signatures                                                                  22

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                     (UNAUDITED)

                                                                   June 30, 2001
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    1,705
  Accounts receivable, net                                              5,298
  Prepaid expenses and other current assets                            52,093
  Inventories                                                          38,073
                                                                   ----------

       Total Current Assets                                                         $   97,169

PROPERTY AND EQUIPMENT, Net                                                            174,719

OTHER ASSETS
  Reorganization value, net of accumulated amortization of
   $936,928                                                         1,507,230
  Deposit on pending acquisition                                      525,000
  Intangibles, net of accumulated amortization of $55,555              69,444
                                                                   ----------

   Total Other Assets                                                                2,101,674
                                                                                    ----------

   TOTAL ASSETS                                                                     $2,373,562
                                                                                    ==========

                                    See notes to condensed financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                     (UNAUDITED)

                                                                   June 30, 2001
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                $ 4,758,017
  Notes payable - stockholders                                             470,667
  Accrued settlement                                                       350,000
  Reorganization liabilities, current portion                              338,070
  Due to stockholder                                                       122,500
  Notes payable                                                             22,500
                                                                       ------------

       Total Current Liabilities                                                          $  6,061,754

OTHER LIABILITIES
  Reorganization liabilities, net of current portion                                         1,169,611
                                                                                          ------------

       TOTAL LIABILITIES                                                                     7,231,365
                                                                                          ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock - $.001 par value; 35,000,000 shares
    authorized, 17,342,683 shares issued and outstanding                    17,342
  Additional paid-in capital                                            13,245,875
  Accumulated deficit                                                  (18,121,020)
                                                                       -----------

       TOTAL STOCKHOLDERS' DEFICIT                                                          (4,857,803)
                                                                                          ------------

       TOTAL LIABILITIES AND
        STOCKHOLDERS' DEFICIT                                                             $  2,373,562
                                                                                          ============

                                    See notes to condensed financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                              CONDENSED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

                       For the Six and Three Months Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                    Six Months       Six Months      Three Months     Three Months
                                                    Ended June       Ended June       Ended June       Ended June
                                                     30, 2001         30, 2000         30, 2001         30, 2000
                                                    --------------------------------------------------------------
SALES                                               $   114,178      $   364,057      $    10,000      $   199,840

COST OF SALES                                            75,007          255,642               --          136,270
                                                    -----------      -----------      -----------      -----------

       GROSS PROFIT                                      39,171          108,415           10,000           63,570

SELLING, GENERAL, AND
 ADMINISTRATIVE EXPENSE                               1,922,722        5,781,588          732,386        3,963,172
                                                    -----------      -----------      -----------      -----------

OPERATING LOSS                                       (1,883,551)      (5,673,173)        (722,386)      (3,899,602)
                                                    -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE)
  Other income                                           23,066           25,312           23,066           13,305
  Loss on disposal of investment                       (347,133)              --         (347,133)              --
  Interest expense                                     (112,603)         (79,804)         (50,961)         (36,502)
                                                    -----------      -----------      -----------      -----------

TOTAL OTHER INCOME
 (EXPENSE)                                             (436,670)         (54,492)        (375,028)         (23,197)
                                                    -----------      -----------      -----------      -----------

NET LOSS                                            $(2,320,221)     $(5,727,665)     $(1,097,414)     $(3,922,799)
                                                    ===========      ===========      ===========      ===========

PER SHARE DATA
  Basic and diluted net loss per
   common share                                     $     (0.15)     $     (0.47)     $     (0.07)     $     (0.31)
                                                    ===========      ===========      ===========      ===========

  Weighted Average Common Shares
   Outstanding                                       15,444,024       12,238,786       16,369,451       12,566,592
                                                    ===========      ===========      ===========      ===========

                                    See notes to condensed financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                              CONDENSED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

                                 For the Six Months Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                                          2001               2000
                                                                      ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                             $(2,320,221)       $(5,727,665)
                                                                      -----------        -----------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Loss on disposal of Subsidiary, net of cash surrendered               347,443                 --
    Stock-based compensation                                              525,808          2,805,000
    Depreciation and amortization                                         290,199            284,553
    Accrued interest                                                       34,421                 --
    Increase in allowance for doubtful accounts                                --            262,545
  Changes in assets and liabilities:
    Accounts receivable                                                  (108,941)           (11,323)
    Capital improvement receivable                                             --            (98,820)
    Prepaid expenses and other current assets                             (22,406)           (18,467)
    Accounts payable and accrued expenses                                 778,465            788,134
                                                                      -----------        -----------

       TOTAL ADJUSTMENTS                                                1,844,989          4,011,622
                                                                      -----------        -----------

       NET CASH USED IN OPERATING ACTIVITIES                             (475,232)        (1,716,043)
                                                                      -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                     (20,377)          (224,329)
  Purchase of Sigma Sound Services Inc., net of cash acquired                  --           (164,103)
  Deposit on acquisition                                                 (300,000)                --
  Purchase of intangible assets                                               --            (125,000)
                                                                      -----------        -----------

       NET CASH USED IN INVESTING ACTIVITIES                          $  (320,377)       $  (513,432)
                                                                      -----------        -----------

                                    See notes to condensed financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                   CONDENSED STATEMENTS OF CASH FLOWS, Continued
                                                                     (UNAUDITED)

                                 For the Six Months Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                              2001              2000
                                                           ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from stockholder                                $  700,538        $2,430,504
  Advance from officer                                         94,441                --
  Payments of reorganization liabilities                           --           (95,079)
  Payments of capital lease obligations                            --           (73,230)
  Repayments of notes payable                                      --           (25,555)
                                                           ----------        ----------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                                   794,979         2,236,640
                                                           ----------        ----------

NET (DECREASE) INCREASE IN CASH                                  (630)            7,165

CASH AT BEGINNING OF PERIOD                                     2,335               344
                                                           ----------        ----------

CASH AT END OF PERIOD                                      $    1,705        $    7,509
                                                           ==========        ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the periods for:
    Interest                                                                    $       --        $   27,140

 Noncash investing and financing activities:

    Common stock issued to settle due to stockholder                            $  837,332
    Acquisition of equipment thru capital leases                                $   40,767
    Conversion of note payable common stock                                     $1,522,200
    Conversion of note payable stockholder to common stock                      $1,125,000
    Common stock issued in settlement of accounts payable                       $  250,000
    Sigma Sound Services, Inc. acquisition:
      Issuance of note payable                                                                    $  400,000
      Deposit applied to the purchase price                                                       $  400,000

                                    See notes to condensed financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - Organization, Basis of Presentation and Management Plans

       The Company and Nature of Business
       Select Media Communications Inc. ("Select Media" or the "Company"), a New York integrated media company, was organized in September 1981. On October 13, 1995, the Company filed for voluntary petition for reorganization pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code. The petition was filed in the United States Bankruptcy Court for Southern District of New York and its plan of reorganization was confirmed on August 28, 1997. In the period from the Company's bankruptcy filing in October 1995 until September 1998, the Company was essentially dormant. In September 1998, the Company reactivated its marketing efforts and began marketing its vignette products to advertisers.

       On January 18, 2000, the Company purchased all of the issued and outstanding common stock of Sigma Sound Services, Inc. ("Sigma") pursuant to the terms of a stock purchase agreement. As described in Note 6, the Company has determined that effective April 1, 2001 control of Sigma became temporary when the Company defaulted on various payments due to the former owner of Sigma. The Company is currently negotiating a settlement of this matter in which the ownership of Sigma will revert back to the former owner. Pursuant to "Statement of Financial Accounting Standard" No. 94 "Consolidation of All Majority Owned Subsidiaries", the Company has de-consolidated Sigma effective April 1, 2001.

       Select Media is actively pursuing the acquisition of content providers, production and post-production houses to become a vertically integrated provider and distributor of video/television programming and recorded music.

       On April 27, 2001, the Board of Directors elected James F. Mongiardo (formerly Vice Chairman) as Chairman, Chief Executive Officer and interim Chief Financial Officer. Mitch Gutkowski, formerly Chairman and Chief Executive Officer, was elected Chief Creative Officer and Secretary.

       Reclassifications
       Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements. These reclassifications have no effect on previously reported operations.

       Going Concern Uncertainty
       As shown in the accompanying financial statements, the Company incurred a net loss of $2,320,221 during the six months ended June 30, 2001, and, as of that date, the Company's current liabilities exceeded its current assets by $5,964,585 and its total liabilities exceeded its total tangible assets by $6,434,477. Management of the Company is developing a plan to

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - Organization, Basis of Presentation and Management Plans, continued

       Going Concern Uncertainty, continued
       reduce its liabilities and raise equity capital for acquisitions through the issuance of additional common stock through private or public offerings conforming to the requirements of Securities Acts. The Company has received a best efforts letter of intent from Lloyds Bahamas Securities Ltd. ("Lloyds") for an additional $3 million in financing once the Company's common stock is eligible for quotation on the OTC Bulletin Board, which occurred on April 20, 2001. There can be no assurance that such a financing will be completed or, if completed, be on favorable terms. Under this plan the Company intends to use any funds raised to fund operations and to make strategic acquisitions through cash and stock transactions. Management hopes that these acquisitions will enable the Company to generate positive cash flows from operations. If the Company is unable to raise the appropriate funds it will not be able to make any acquisitions nor will the Company be able to fund operations through December 31, 2001.

       There can be no assurances that the Company will be successful in its attempts to raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital it will become necessary to further curtail or cease operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfactions of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

       Basis of Presentation
       Our accompanying unaudited financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The financial statements should be read in conjunction with the notes to the financial statement and in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 2000. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2000 financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - Organization, Basis of Presentation and Management Plans, continued

       New Accounting Standards
       During the period ended March 31, 2001, the Company adopted SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the condensed consolidated balance sheets and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. Implementation of SFAS No. 133 did not have any material impact on the financial statements of the Company.

       In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The Company does not expect the implementation of SFAS No. 141 and 142 to have a material impact on the financial statements of the Company.


NOTE 2 - Liquidity and Funding Agreements

       On December 5, 2000, the Company has received a best efforts letter of intent from Lloyds for an additional $3 million in financing once the Company's common stock is eligible for quotation on the OTC Bulletin Board, which occurred on April 20, 2001.

       The Company has received total cash advances in the amount of $539,236 from Lloyds prior to the eligibility for quotation of its common stock on the OTC Bulletin Board. On May 7, 2001 the Company issued 819,172 shares of common stock in settlement of these advances. From May 2, 2001 through August 3, 2001, the Company received an additional $ 167,500 from Lloyds. On July 30, 2001, 100,000 shares of common stock have been issued with a balance of 537 common shares due for the settlement of these May 2, 2001 through August 3, 2001 advances.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - Liquidity and Funding Agreements, continued

       On October 24, 1999, the Company received a non-binding letter of intent from Valley Forge Securities ("Valley Forge", formerly Bryn Mawr Investment Group, Inc.) to provide up to $10 million in financing to the Company through private or public offerings of securities, to be used for working capital and acquisitions. On May 29, 2001, the Company engaged Meridian Capital Markets ("Meridian") to identify sources of debt or equity financing of $ 12 million for the purpose of acquiring Betelgeuse Productions, LLC. There can be no assurances that either Valley Forge or Meridian will be successful.


NOTE 3 - Stockholders' Deficiency

       In October 1999 the Company issued 1,000,000 shares of its common stock to Lloyds and or its designees for financial advisory services provided to the Company, as part of the Funding agreement with Lloyds dated October 22, 1999 ("Funding Agreement"). Accordingly, the Company recorded an expense of $220,000 ($0.22 per share based upon the fair value of the common stock at the time of issuance) during the year ended December 31, 1999. As a result of the delay in the Company's common stock being eligible for quotation on the OTC Bulletin Board, Lloyds provided additional services and assumed greater responsibilities, and accordingly, during March 2001, the Company agreed to issue Lloyds 676,617 additional shares of common stock for the services provided. The Company recorded an expense of $338,309 ($0.50 per share based upon the fair value of the common stock at the time of issuance) during the six months ended June 30, 2001.

       The Company has also received a separate commitment from Lloyds for the $500,000 down payment for the Betelgeuse Productions, LLC acquisition of which $498,102 has been received. During the period ended June 30, 2001, the Company issued 298,102 shares of its Common Stock as settlement of $298,102 of advances.

       During 2000, the Company borrowed from International Electronic Securities Trading, Ltd. a total of $1,522,200 pursuant to a Loan Agreement and Securities Pledge Agreement dated October 29, 2000. International Electronic Securities Trading, Ltd. elected to convert this debt into 1,522,200 shares of common stock on January 15, 2001.

       The Company issued 819,172 shares of common stock to Lloyds in settlement of Due to Stockholder in the amount of $539,236 during the period ended June 30, 2001.

       The Company issued 250,000 shares of common stock in settlement of accounts payable of $250,000 during the period ended June 30, 2001.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3 - Stockholders' Deficiency

       The Company issued 350,000 shares of common stock in settlement of notes payable stockholder of $1,125,000 (including $1,000,000 with respect to a Letter of Credit, Note 4) during the period ended June 30, 2001.

       During the period ended June 30, 2001, the Company issued 225,000 shares of common stock to three consultants for investor relations services performed valued at $112,000. The Company has also agreed to issue an additional 150,000 shares of free-trading common stock to one of consultants for future services.

       In November 2000 when the Company vacated its offices at 666 Third Avenue, certain equipment under three capital leases was returned to the lessor and the Company was released from any future obligations under the capital leases. In May 2001, the Company issued the lessor 150,000 shares of common stock as consideration for releasing the Company of its obligation. These shares were issued on May 7, 2001 and, accordingly, the Company recorded a $75,000 charge to operations in the second quarter of 2001.

       On July 30, 2001, the Company issued 100,000 shares of common stock to Lloyds in settlement of advances previously made.


NOTE 4 - Litigation

       In addition to the following, the Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

       Former Landlord
       In November, 1999, 405 Lexington, L.L.C. (the "Former Landlord") began an action in New York City Landlord-Tenant Court alleging that Select Media had breached its lease and seeking the payment of use and occupancy of offices located at 666 Third Avenue, New York, NY ("Offices"). In May 2000, the Company began an action in New York Supreme Court against the Landlord seeking an injunction to permit completion of the build-out of the office space and damages for loss of its SITN business. On October 30, 2000, Select Media vacated the offices.

       In February 2001, the Company entered into a mutual release with the Former Landlord and both actions were dismissed with prejudice. The Former Landlord, after drawing down on a $1,000,000 Letter of Credit (which was converted to a note payable to stockholder and was converted into 311,111 shares of common stock on May 7, 2001), paid $700,000 of the amount due to the contractors involved in the build-out of the Company's space. The Company is responsible for any additional amounts claimed by the contractors as described in the following paragraph.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4 - Litigation, continued

       Former Contractors
       In September 2000, a contractor began an action in New York Supreme Court for services rendered in the build-out of the Company's leased space at 666 Third Avenue. Another contractor filed a subsequent action, also in New York Supreme Court, relating to its services with respect to this build-out. Upon motion by the Company, the two actions were consolidated. Approximately $1,200,000 is claimed in the consolidated actions. As discussed above, the landlord has paid $700,000 of this amount with the Company responsible for any additional amounts determined to be owed to the contractors. The Company is defending this action. The judgment is measurable and some payment is probable, therefore, the Company recorded $500,000 expense during the years ended December 31, 1999 and 2000 and is included in accrued expenses at June 30, 2001.

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


NOTE 5 - Commitments and Contingencies

       Pending Acquisition
       On December 6, 2000, the Company and Betelgeuse Productions, LLC ("Betelgeuse"), a full service television and video production and post-production business in New York signed a definitive Asset Purchase Agreement (the "Definitive Agreement"), whereby the Company will purchase all of the assets of Betelgeuse for $10,000,000 in cash. As per the Definitive Agreement, the Company made a non refundable down payment of $525,000 to Betelgeuse. Lloyds provided $498,102 of the down payment in exchange for 498,102 shares of restricted Common Stock of the Company. The balance of the purchase price will be due at a closing to be held within six (6) months of completion of certain due diligence (the "Due Diligence Completion Date"). Pursuant to the Definitive Agreement, the Due Diligence Completion Date is defined as the date that the Company completes its due diligence; provided, however, that such date shall not be more than forty-five (45) days from the date that the financial records were made available to the Company. The Company does not yet have a commitment from a funding source for the balance of the purchase price. There is no assurance that the acquisition will be completed by the Company and Betelgeuse. If the Company cannot raise the additional

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5 - Commitments and Contingencies, continued

       Pending Acquisition, continued
       $9,500,000 to close on this acquisition within the specified time frame, it is reasonably possible that the Company would be unable to complete the acquisition. As a result, the carrying amount of the deposit on pending acquisition in the amount of $525,000 may be reduced materially in the near term.

       Bankruptcy proceedings
       On August 28, 1997 the United States Bankruptcy Court of the Southern District of New York confirmed the Company's Plan of Reorganization. The plan stipulated payments totaling $2,444,158 to be paid to certain secured, administrative and unsecured creditors. It was determined that the Company's reorganization value computed immediately before August 28, 1997, the date of plan confirmation, was $2,444,158. The Company adopted fresh start reporting because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post petition liabilities and allowed claims.

       The Company's policy is to amortize the reorganization value using the straight-line method over the remaining estimated economic life, which is ten (10) years. It is reasonably possible that the estimates of anticipated future discounted cash flows from operations, the remaining estimated economic life of the reorganization value, or both will be reduced significantly in the near term due to the loss of Sigma, the possibility of not closing on the Betelgeuse or other acquisitions and the inability to raise capital. As a result, the carrying amount of the reorganization value of $1,507,230, net of accumulated amortization of $936,928 may be reduced materially in the near term.

       Payroll Taxes
       Select Media has not filed payroll tax returns from October 1, 1998 through March 31, 2000. As of June 30, 2001, the past due amounts have been included in accrued expenses totaling approximately $ 1,300,760 and consist of payroll taxes owed and estimated penalties and interest. Beginning April 2000, Select Media began using a payroll service to process their current payroll and file and pay all payroll tax returns and applicable taxes. At any time the Internal Revenue Service could declare Select Media in default of their fiduciary responsibility and could file a tax lien on the Company's assets or take other action against the Company and its responsible officers, which would have a material adverse effect on the Company's business.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6 - Disposal of Subsidiary

       On April 11, 2001, the Company entered into an agreement with the former owner of Sigma whereby, extending the due dates of: (i) the $345,637 included in note payable in connection with the acquisition of Sigma,
       (ii) and $333,904 due to officer, to May 31, 2001.

       On June 26, 2001, the Company received a Notice of Default pursuant to the April 11, 2001 agreement. The Company is currently negotiating a settlement of this matter in which control and ownership of Sigma will revert to the former owner. Since control of Sigma is expected to be lost in the near term as a result of the probable occurrence of events that lie outside of the Company's control, the Company has de-consolidated Sigma effective April 1, 2001.

       Since the Company's investment in Sigma was below zero as of April 1, 2001, the Company did not record its equity in the losses of Sigma for the period April 1, 2001 to June 30, 2001. The Company has accrued the estimated additional costs relating to the disposal of Sigma of approximately $350,000 at June 30, 2001. The net book value of Sigma's assets and liabilities as reflected in the Company's consolidated balance sheet as of April 1, 2001 was $(2,867). Accordingly, the Company recorded a loss on disposal of its investment in Sigma of $347,133, consisting of the negative book value plus the estimated additional costs of disposal. Pro forma financial information as if Sigma were not consolidated for all periods presented is as follows:

                               Six Months Ended June 30, 2001                  Six Months Ended June 30, 2000
                          ---------------------------------------------  -----------------------------------------------
                               Actual      Pro Forma
                            Adjustments   Adjustments      Pro Forma        Actual          Pro Forma       Pro Forma
                          ---------------------------------------------  -----------------------------------------------
Sales                       $   114,178    $(100,983)     $    13,195    $   364,057        $(252,158)     $   111,899
Cost of sales                    75,007      (75,007)              --        255,642         (150,574)         105,068
                            -----------    ---------      -----------    -----------        ---------     ------------
Gross profit                     39,171      (25,976)          13,195        108,415         (101,584)           6,831
Operating expenses            1,922,722     (312,598)       1,610,124      5,781,588         (472,417)       5,309,171
                            -----------    ---------      ------------   -----------        ---------      -----------

       Operating loss        (1,883,551)     286,622       (1,596,929)    (5,673,173)         370,833       (5,302,340)

Loss on abandonment                               --
 of lease                      (347,133)                     (347,133)            --               --               --
Other income                     23,066           --           23,066         25,312          (21,804)           3,508
Interest expense               (112,603)       3,181         (109,422)       (79,804)              --          (79,804)
                            -----------    ---------      -----------    -----------        ---------      -----------

       Net loss             $(2,320,221)     289,803      $(2,030,418)   $(5,727,665)       $ 349,029      $(5,378,636)
                            ===========    =========      ===========    ===========        =========      ===========

Basic and diluted net
loss per share                   $(0.15)                       $(0.13)        $(0.47)                           $(0.44)
                                 ======                        ======         ======                            ======

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

The following discussion and analysis relates to the financial condition and results of operations of the Company for the six months ended June 30, 2001, and 2000. The information should be read in conjunction with the "Management's Discussion and Analysis" and consolidated financial statements and notes thereto contained herein and in the Form 10-KSB for the year ended December 31, 2000.

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

On January 18, 2000, the Company purchased all of the issued and outstanding common stock of Sigma Sound Services, Inc. ("Sigma") pursuant to the terms of a stock purchase agreement. As described in Note 6, the Company has determined that effective April 1, 2001 control of Sigma became temporary when the Company defaulted on various payments due to the former owner of Sigma. The Company is currently negotiating a settlement of this matter in which the ownership of Sigma will revert back to the former owner. Pursuant to "Statement of Financial Accounting Standard" No. 94 "Consolidation of All Majority Owned Subsidiaries", the Company has de-consolidated Sigma effective April 1, 2001.

In March 2000, Select Media purchased contracts and other assets of After Hours Productions, Inc. ("AHP"), for $125,000 in cash. AHP creates custom music and video products AHP has produced one new album of musical works for sale by Select Media through shopping channels and direct response television ads since the acquisition. This acquisition was accounted for as a purchase.

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

In line with this strategy, in 2000 Select Media signed a letter of intent to purchase all the assets and liabilities of Betelgeuse Productions, LLC. Betelgeuse has the ability to create entertainment content for broadcast, cable and Internet and to adapt existing product for use as Internet content. On December 6, 2000 Select Media signed a definitive Asset Purchase Agreement (the "Definitive Agreement") to acquire all the assets and liabilities of Betelgeuse Productions, LLC for $10 million. There is an initial $500,000 down payment, which has been paid. The balance of $9.5 million is due six months from the due diligence completion date (see Note 5 to the condensed financial statements).

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


Select Media has 6 full time employees as June 30, 2001. On October 30, 2000, Select Media moved from a facility at 666 Third Avenue, New York, New York, which was used as the principal corporate office and the site of its studio facilities, to 44 E. 32nd Street in New York, and in February, 2001 to 475 Park Avenue South, 10th Floor in New York, subletting these latter two spaces from Betelgeuse.

RESULTS OF OPERATIONS

Revenues

The following table sets forth certain items from the Registrant's consolidated statements of operations as a percentage of net revenues for the periods indicated:

                                                  For the Year
                                                     Ended              For the Six Months
                                                   December 31,            Ended June 30,
                                                      2000             2000              2001
                                                   ---------------------------------------------
Net revenues                                         100.0%            100.0%           100.0%
Cost of revenues                                      95.5%             70.2%            65.7%
Gross profit                                           4.5%             29.8%            34.3%

Selling, general and administrative                 1251.9%          1,588.1%         1,684.0%

Operating loss                                     (1247.4)%        (1,558.3)%       (1,649.7)%
Other income and expense, net                        (18.9)%           (15.0)%         (382.4)%

Loss before income taxes                           (1266.3)%        (1,573.3)%       (2,032.1)%
Provision for (benefit from) income taxes              0.3%                0%               0%
Net loss                                           (1266.6)         (1,573.3)%       (2,032.1)%

The Company's net revenues were derived mainly from the sales of vignettes, video press releases and SITN prior to 2001. With the decision to cease SITN operations on October 30, 2000, revenues have been minimal. In the six months ended June 30, 2001, net revenues decreased by $249,879 or 68.6% to $114,178 from $ 364,057 in the six months ended June 30, 2000. The decrease in net revenues during the first six months of 2001 was due to a loss of SITN revenues and the de-consolidation of Sigma, which is more fully described in Note 7 to the notes to condensed financial statements.

In the three months ended June 30, 2001, net revenues decreased by $189,840 or 95% to $10,000 from $199,840 the three months ended June 30, 2000. The decrease in net revenues during the first three months of 2001 was due to a loss of SITN revenues and the de-consolidation of Sigma (see Note 7).

Gross Profit

Gross margins during the six months ended June 30, 2001 were 34.3% compared to 29.8% for the six months ended June 30, 2000 primarily related to the pending disposition of Sigma.

Cost of revenues for the six months ended June 30, 2001 and 2000 consisted primarily of costs associated with audio studio personnel. The resulting gross profit fluctuates based on factors such as salary expense, editing and marketing. Greater use of the audio studio space resulted in higher gross margins.

Gross margins during the three months ended June 30, 2001 were 100% compared to 31.81% for the three months ended June 30, 2000 primarily related to the deconsolidation of Sigma.

Cost of revenues for the three months ended June 30, 2001 was zero and the cost of revenues for June 30, 2000 consisted primarily of costs associated with audio studio personnel. The resulting gross profit fluctuates based on factors such as salary expense, editing and marketing. Greater use of the audio studio space resulted in higher gross margins.

Expenses

Total operating expenses were $1,922,722 in the six months ended June 30, 2001 compared with $5,781,588 in the six months ended June 30, 2000, for a decrease of $3,858,866 or 66.7%. This decrease was attributable to the move by the Company to much smaller facilities, a decrease in staff as the Company restructured itself as well as the de-consolidation of Sigma.

Total operating expenses were $732,386 in the three months ended June 30, 2001 compared with $3,963,172 in the three months ended June 30, 2000, for a decrease of $2,171,493 or 54.79%. This decrease was attributable to the move by the Company to much smaller facilities, a decrease in staff as the Company restructured itself.

Losses

The Company incurred losses from operations of $1,883,551 in the six months ended June 30, 2001 compared to $(3,328,032) in the six months ended June 30, 2000, for a decrease of $3,789,622 or 66.8 %. This decrease was attributable to the move by the Company to much smaller facilities, a decrease in staff as the Company restructured itself.

The Company incurred losses from operations of $(1,097,414) in the three months ended June 30, 2001 compared to $(3,922,799) in the three months ended June 30, 2000, for a decrease of $2,825,385 or 72.02 %. This decrease was attributable to the move by the Company to much smaller facilities, a decrease in staff as the Company restructured itself.

LIQUIDITY AND CAPITAL RESOURCES

Select Media has significant capital needs, which to date Select Media has met through private sales of its equity and loans. Sales of common stock by the Company at less than the current trading price could tend to depress prices. Select Media will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity, loans, or by a public offering of its equity or debt securities. On October 22, 1999, Select Media received a best efforts letter of intent from Lloyds for $1 million in additional financing in exchange for 4,500,000 shares of Common Stock at $0.22 per share. During 2000 the Company raised an additional $259,300 from Lloyds, which was converted into 259,300 shares of common stock and $1,522,200 in convertible debt from International Electronic Trading Securities, Ltd., which was converted into 1,522,200 shares of common stock on January 15, 2001. Lloyds is an investment banking and securities brokerage business located in Nassau, the Bahamas. During 2000, Lloyds raised additional equity capital for the Company, in which Lloyds has assigned its interest to International Electronic Trading Securities, Ltd. The Company has received a best efforts letter of intent from Lloyds for an additional $3 million in financing once the Company's common stock eligible for quotation on the OTC Bulletin Board, which occurred on April 20, 2001. The Company has received $539,236 from Lloyds in advance of its eligibility for quotation of its common stock on the OTC Bulletin Board, for which 819,172 shares of common stock were issued. From May 2, 2001 through August 3, 2001, the Company received an additional $ 167,500 from Lloyds. On July 30, 2001, 100,000 shares of common stock have been issued with a balance of 537 common shares due for the settlement of these May 2, 2001 through August 3, 2001 advances. The Company has also received a separate commitment from Lloyds for the $500,000 down payment for the Betelgeuse Productions, LLC acquisition of which $498,102 has been received for which 498,102 common shares were issued.

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

On May 29, 2001, the Company engaged Meridian Capital Markets to identify sources of debt or equity financing of $ 12 million for the purpose of acquiring Betelgeuse Productions, LLC. There can be no assurances that such a financing will be completed or, if completed, be on favorable terms.

The Company intends to use any funds raised to fund operations and to make strategic acquisitions through cash and stock transactions. Management hopes that these acquisitions will enable the Company to generate positive cash flows from operations. If the Company is unable to raise the appropriate funds, it will not be able to make any acquisitions nor will the Company be able to fund operations through December 31, 2001. There can be no assurances that the Company will be successful in its attempts to raise sufficient capital essential to its survival. If the Company is unable to generate or raise the necessary operating capital, it will become necessary to further curtail or cease operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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


                                               SELECT MEDIA COMMUNICATIONS, INC.
                                                         (Registrant)


Date:  August 17, 2001                                 /S/ JAMES F. MONGIARDO
       ---------------                                 -------------------------
                                                       JAMES F. MONGIARDO
                                                       Chief Executive Officer