Form 10QSB
period 2001-09-30
SELECT MEDIA COMMUNICATIONS INC
filed 2001-11-19
CIK 925648

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001 or
                                             ------------------

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to _________

                        Commission file Number 000-24706

                       SELECT MEDIA COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  New York                              13-3415331
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
                             or organization)

                     575 Madison Avenue, New York, NY 10022
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 605-0548
                                 --------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 7, 2001: 17,487,683 shares

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

                                                                                                             Page
                                                                                                             ----
  Condensed Balance Sheet (Unaudited)--As of September 30, 2001                                                3-4
  Condensed Statements of Operations (Unaudited)--For the nine
    months and three months ended September 30, 2001 and September 30, 2000                                      5
  Condensed Statements of Cash Flows (Unaudited) - For the nine
    months ended September 30, 2001 and September 30, 2000                                                     6-7

NOTES TO CONDENSED FINANCIAL STATEMENTS                                                                       8-16


Item 2.  Management's Discussion and Analysis                                                                17-22


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                      22
Item 2.  Changes in Securities and Use of Proceeds                                                              22
Item 3.  Defaults Upon Senior Securities                                                                        22
Item 4.  Submission of Matters to a Vote of Security Holders                                                    22
Item 5.  Other Information                                                                                      22
Item 6.  Exhibits and Reports on Form 8-K                                                                       22

Signatures                                                                                                      23

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.


                                                                                                    SELECT MEDIA COMMUNICATIONS INC.
                                                                                                                      AND SUBSIDIARY

                                                                                                CONDENSED CONSOLIDATED BALANCE SHEET
                                                                                                                         (UNAUDITED)

                                                                                                                  September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                     ASSETS
                                     ------

CURRENT ASSETS
--------------
  Cash                                                                              $      2,579
  Accounts receivable, net                                                                 5,298
  Prepaid expenses and other current assets                                               52,093
  Inventories                                                                             38,073
                                                                                    ------------

       Total Current Assets                                                                            $   98,043

PROPERTY AND EQUIPMENT, Net                                                                               157,824
----------------------

OTHER ASSETS
  Reorganization value, net of accumulated amortization of
   $998,032                                                                            1,446,126
  Deposit on pending acquisitions                                                        545,000
  Intangibles, net of accumulated amortization of $65,973                                 59,027
                                                                                    ------------

   Total Other Assets                                                                                   2,050,153
                                                                                                       ----------

   TOTAL ASSETS                                                                                        $2,306,020
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

                                                                                                    SELECT MEDIA COMMUNICATIONS INC.
                                                                                                                      AND SUBSIDIARY

                                                                                                CONDENSED CONSOLIDATED BALANCE SHEET
                                                                                                                         (UNAUDITED)

                                                                                                                  September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
-------------------
  Accounts payable and accrued expenses                                         $   5,128,229
  Notes payable - stockholders                                                        475,767
  Accrued settlement                                                                  350,000
  Reorganization liabilities, current portion                                         338,070
  Due to stockholder                                                                  170,700
  Notes payable                                                                        22,500
                                                                              ---------------

       Total Current Liabilities                                                                    $   6,485,266

OTHER LIABILITIES
-----------------
  Reorganization liabilities, net of current portion                                                    1,169,611
                                                                                                     ------------

       TOTAL LIABILITIES                                                                                7,654,877
                                                                                                     ------------

COMMITMENTS AND CONTINGENCIES
-----------------------------

STOCKHOLDERS' DEFICIT
---------------------
  Common stock - $.001 par value; 35,000,000 shares
    authorized, 17,487,683shares issued and outstanding                                17,487
  Additional paid-in capital                                                       13,306,480
  Accumulated deficit                                                             (18,672,824)
                                                                                 -------------

       TOTAL STOCKHOLDERS' DEFICIT                                                                     (5,348,857)
                                                                                                     ------------

       TOTAL LIABILITIES AND
        STOCKHOLDERS' DEFICIT                                                                        $  2,306,020
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

                                                                                                    SELECT MEDIA COMMUNICATIONS INC.
                                                                                                                      AND SUBSIDIARY

                                                                                                  CONDENSED STATEMENTS OF OPERATIONS
                                                                                                                         (UNAUDITED)

                                                                     For the Nine and Three Months Ended September 30, 2001 and 2000
------------------------------------------------------------------------------------------------------------------------------------
                                               Nine Months   Nine Months    Three Months     Three Months
                                               Ended Sept.   Ended Sept.      Ended Sept.     Ended Sept.
                                                30, 2001      30, 2000         30, 2001       30, 2000
                                              -----------------------------------------------------------
SALES                                         $    114,178   $   530,636    $          --    $    166,579
-----

COST OF SALES                                       75,007       318,313               --          62,671
-------------                                 ------------   -----------    -------------    ------------
       GROSS PROFIT                                 39,171       212,323               --         103,908

SELLING, GENERAL, AND
----------------------
 ADMINISTRATIVE EXPENSE                          2,365,823     4,379,037          443,101       1,041,411
 ----------------------                       ------------   -----------    -------------    ------------

OPERATING LOSS                                  (2,326,652)   (4,166,714)        (443,101)       (937,503)
                                               -----------   -----------      -----------    ------------

OTHER INCOME (EXPENSE)
---------------------
  Other income                                      26,074       (66,740)           3,008         (92,052)
  Loss on disposal of investment                  (407,883)           --          (60,750)             --
  Interest expense                                (163,654)     (114,200)         (50,961)        (34,396)
                                              ------------   -----------    -------------    ------------

TOTAL OTHER INCOME
 (EXPENSE)                                        (545,373)     (180,940)        (108,703)       (126,448)
                                              ------------   -----------    -------------    ------------

NET LOSS                                      $ (2,872,025)  $(4,347,654)   $    (551,804)   $ (1,063,951)
                                              ============   ===========    =============    ============

PER SHARE DATA
--------------
  Basic and diluted net loss per
   common share                                     $(0.18)       $(0.37)          $(0.03)         $(0.08)
                                                    ======        ======           ======          ======

  Weighted Average Common Shares
   Outstanding                                  16,109,343    11,653,979       17,408,879      13,676,918
                                              ============   ===========    =============    ============

                                    See notes to condensed financial statements.

                                                                                                    SELECT MEDIA COMMUNICATIONS INC.
                                                                                                                      AND SUBSIDIARY

                                                                                                  CONDENSED STATEMENTS OF CASH FLOWS
                                                                                                                         (UNAUDITED)

                                                                               For the Nine Months Ended September 30, 2001 and 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    2001                2000
                                                                                  ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net loss                                                                         $(2,872,025)       $(4,347,654)
                                                                                  -----------        -----------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Loss on disposal of Subsidiary, net of cash surrendered                           408,193                 --
    Stock-based compensation                                                          525,808            273,000
    Depreciation and amortization                                                     378,615            576,001
    Accrued interest                                                                   39,521                 --
    Increase in allowance for doubtful accounts                                            --            262,545
  Changes in assets and liabilities:
    Accounts receivable                                                              (108,941)            (5,182)
    Reorganization liabilities                                                             --            (95,079)
    Prepaid expenses and other current assets                                         (22,406)           (95,087)
    Accounts payable and accrued expenses                                           1,148,677          1,123,448
                                                                                  -----------        -----------

       TOTAL ADJUSTMENTS                                                            2,369,467          2,039,646
                                                                                  -----------        -----------

       NET CASH USED IN OPERATING ACTIVITIES                                         (502,558)        (2,308,008)
                                                                                  -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Purchases of property and equipment                                                 (20,377)          (163,133)
  Purchase of Sigma Sound Services Inc., net of cash acquired                              --           (198,600)
  Deposit on acquisition                                                             (320,000)                --
  Purchase of intangible assets                                                           --            (125,000)
                                                                                  -----------        -----------

       NET CASH USED IN INVESTING ACTIVITIES                                      $  (340,377)       $  (486,733)
                                                                                  -----------        -----------


                                    See notes to condensed financial statements.

                                                                                                    SELECT MEDIA COMMUNICATIONS INC.
                                                                                                                      AND SUBSIDIARY

                                                                                       CONDENSED STATEMENTS OF CASH FLOWS, Continued
                                                                                                                         (UNAUDITED)

                                                                               For the Nine Months Ended September 30, 2001 and 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                               2001             2000
                                                                           -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Advances from stockholder                                                $  748,738        $ 2,733,900
  Advance from officer                                                         94,441                 --
  Repayments from shareholders                                                     --            166,000
  Payments of capital lease obligations                                            --            (73,230)
  Repayments of notes payable                                                      --            (22,025)
                                                                           ----------        -----------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                                                  843,179          2,804,645
                                                                           ----------        -----------
NET (DECREASE) INCREASE IN CASH                                                   244              9,904

CASH AT BEGINNING OF PERIOD                                                     2,335                344
---------------------------                                                ----------        -----------

CASH AT END OF PERIOD                                                      $    2,579        $    10,248
---------------------                                                      ==========        ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------

 Cash paid during the periods for:
    Interest                                                               $       --        $    31,184

 Noncash investing and financing activities:

    Common stock issued to settle due to stockholder                       $  837,332        $ 1,407,000
    Acquisition of equipment thru capital leases                           $   40,767
    Conversion of note payable common stock                                $1,522,200
    Conversion of note payable stockholder to common stock                 $1,125,000
    Common stock issued in settlement of accounts payable                  $  250,000
    Sigma Sound Services, Inc. acquisition:
      Issuance of note payable                                                               $   400,000
      Deposit applied to the purchase price                                                  $   400,000


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

       On January 18, 2000, the Company purchased all of the issued and outstanding common stock of Sigma Sound Services, Inc. ("Sigma") pursuant to the terms of a stock purchase agreement. As described in Note 6, the Company determined that effective April 1, 2001 control of Sigma became temporary when the Company defaulted on various payments due to the former owner of Sigma. The Company negotiated a settlement of this matter in which the ownership of Sigma reverted back to the former owner. Pursuant to "Statement of Financial Accounting Standard" No. 94 "Consolidation of All Majority Owned Subsidiaries", the Company has de-consolidated Sigma effective April 1, 2001.

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

       Going Concern Uncertainty
       -------------------------
       As shown in the accompanying financial statements, the Company incurred a net loss of $2,872,025 during the nine months ended September 30, 2001, and, as of that date, the Company's current liabilities exceeded its current assets by $6,387,223 and its total liabilities exceeded its total tangible assets by $6,854,010. Management of the Company is developing a

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - Organization, Basis of Presentation and Management Plans, continued
         --------------------------------------------------------

       Going Concern Uncertainty, continued
       -------------------------
       plan to reduce its liabilities and raise equity capital for acquisitions through the issuance of additional common stock through private or public offerings conforming to the requirements of Securities Acts. The Company has received a best efforts letter of intent from Lloyds Bahamas Securities Ltd. ("Lloyds") for an additional $3 million in financing once the Company's common stock is eligible for quotation on the OTC Bulletin Board, which occurred on April 20, 2001. There can be no assurance that such a financing will be completed or, if completed, be on favorable terms. Under this plan the Company intends to use any funds raised to fund operations and to make strategic acquisitions through cash and stock transactions. Management hopes that these acquisitions will enable the Company to generate positive cash flows from operations. If the Company is unable to raise the appropriate funds it will not be able to make any acquisitions nor will the Company be able to fund operations through December 31, 2001.

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

       Basis of Presentation
       ---------------------
       Our accompanying unaudited financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The financial statements should be read in conjunction with the notes to the financial statement and in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 2000. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2000 financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - Organization, Basis of Presentation and Management Plans, continued
         --------------------------------------------------------

       New Accounting Standards
       ------------------------
       During the period ended March 31, 2001, the Company adopted SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the condensed consolidated balance sheets and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. Implementation of SFAS No. 133 did not have any material impact on the financial statements of the Company.

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


NOTE 2 - Liquidity and Funding Agreements
         --------------------------------

       On December 5, 2000, the Company received a best efforts letter of intent from Lloyds for an additional $3 million in financing once the Company's common stock is eligible for quotation on the OTC Bulletin Board, which occurred on April 20, 2001.

       The Company has received total cash advances in the amount of $539,236 from Lloyds prior to the eligibility for quotation of its common stock on the OTC Bulletin Board. On May 7, 2001 the Company issued 819,172 shares of common stock in settlement of these advances. From May 2, 2001 through November 6, 2001, the Company received an additional $ 223,842 from Lloyds. On July 30, 2001, 100,000 shares of common stock were issued with a balance of 65,203 common shares due for the settlement of these May 2, 2001 through November 6, 2001 advances.

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

NOTE 2 - Liquidity and Funding Agreements, continued
         --------------------------------

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


NOTE 3 - Stockholders' Deficiency
         ------------------------

       In October 1999 the Company issued 1,000,000 shares of its common stock to Lloyds and or its designees for financial advisory services provided to the Company, as part of the Funding agreement with Lloyds dated October 22, 1999 ("Funding Agreement"). Accordingly, the Company recorded an expense of $220,000 ($0.22 per share based upon the fair value of the common stock at the time of issuance) during the year ended December 31, 1999. As a result of the delay in the Company's common stock being eligible for quotation on the OTC Bulletin Board, Lloyds provided additional services and assumed greater responsibilities, and accordingly, during March 2001, the Company agreed to issue Lloyds 676,617 additional shares of common stock for the services provided. The Company recorded an expense of $338,309 ($0.50 per share based upon the fair value of the common stock at the time of issuance) during the nine months ended September 30, 2001.

       The Company has also received a separate commitment from Lloyds for the $500,000 down payment for the Betelgeuse Productions, LLC acquisition of which $498,102 has been received. During the period ended September 30, 2001, the Company issued 298,102 shares of its Common Stock as settlement of $298,102 of advances.

       During 2000, the Company borrowed from International Electronic Securities Trading, Ltd. a total of $1,522,200 pursuant to a Loan Agreement and Securities Pledge Agreement dated October 29, 2000. International Electronic Securities Trading, Ltd. elected to convert this debt into 1,522,200 shares of common stock on January 15, 2001.

       The Company issued 819,172 shares of common stock to Lloyds in settlement of Due to Stockholder in the amount of $539,236 during the period ended September 30, 2001.

       The Company issued 250,000 shares of common stock in settlement of accounts payable of $250,000 during the period ended September 30, 2001.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3 - Stockholders' Deficiency
         ------------------------

       The Company issued 350,000 shares of common stock in settlement of notes payable stockholder of $1,125,000 (including $1,000,000 with respect to a Letter of Credit, Note 4) during the period ended September 30, 2001.

       During the period ended September 30, 2001, the Company issued 225,000 shares of common stock to three consultants for investor relations services performed valued at $112,000. The Company has also agreed to issue an additional 150,000 shares of unrestricted common stock to one of consultants for future services.

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

       On September 28, 2001 the Company issued 45,000 shares of common stock in settlement of disposal of Sigma as fully described in Note 6.


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


NOTE 5 - Commitments and Contingencies
         -----------------------------

       Pending Acquisition - ANTRA Holdings Group
       -------------------   --------------------

       On November 9, 2001 the Company reached an agreement in principle with 90% of the shareholders of ANTRA Holdings Group (Pink Sheets:RECD) to exchange their stock for shares in the Company. ANTRA is a full service record and publishing company focusing on the resourcing of talent and marketing of new music together with the production, acquisition, licensing, publishing and distribution of high quality recorded music in the music genres of Urban Music - which includes Urban/Rap/Hip-Hop and Rhythm and Blues, with some interest in Rock and Pop. ANTRA Holdings Group will become a new division of the Company called ANTRA Entertainment. Two million seven hundred fifty thousand (2,750,000) shares of restricted Company stock will be used for the exchange of all of the outstanding shares of ANTRA Holdings Group.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

       NOTE 5 -Commitments and Contingencies, continued
               -----------------------------

       In connection with the pending acquisition of ANTRA Holdings Group, the Company subsequently reached agreement in principle to convert the ANTRA Holdings Group convertible debt into $ 7 million of Select Media convertible debt. This debt is redeemable at any time at 115% of the outstanding principle. Conversion is subject to a volume restriction agreement as are the shares being exchanged with the shareholders of ANTRA Holdings Group. Select Media, as part of this agreement reached in principle, will also issue to the debt holders one million warrants to purchase stock at $ 2.50 callable by the Company at $ 7.50. A convertible loan of $ 250,000 as bridge financing to operate ANTRA is also being provided as part of this transaction agreed to in principle. This loan is convertible into Select Media common stock. The Company has also agreed, as part of this transaction, to file a registration statement covering the common stock underlying the above convertible debt, convertible loan and warrants.

       Pending Acquisition - Betelgeuse Productions, LLC
       -------------------   ---------------------------

       On December 6, 2000, the Company and Betelgeuse Productions, LLC ("Betelgeuse"), a full service television and video production and post-production business in New York signed a definitive Asset Purchase Agreement (the "Definitive Agreement"), whereby the Company will purchase all of the assets of Betelgeuse for $10,000,000 in cash. As per the Definitive Agreement, the Company made a non-refundable down payment of $525,000 to Betelgeuse. Lloyds provided $498,102 of the down payment in exchange for 498,102 shares of restricted Common Stock of the Company. The balance of the purchase price will be due at a closing to be held within six (6) months of completion of certain due diligence (the "Due Diligence Completion Date"). Pursuant to the Definitive Agreement, the Due Diligence Completion Date is defined as the date that the Company completes its due diligence; provided, however, that such date shall not be more than forty-five (45) days from the date that the financial records were made available to the Company. The Company does not yet have a commitment from a funding source for the balance of the purchase price. There is no assurance that the acquisition will be completed by the Company and Betelgeuse. If the Company cannot raise the additional $9,500,000 to close on this acquisition within the specified time frame, it is reasonably possible that the Company would be unable to complete the acquisition. As a result, the carrying amount of the deposit on pending acquisition in the amount of $525,000 may be reduced materially in the near term.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                                                  AND SUBSIDIARY

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 5 - Commitments and Contingencies, continued
         -----------------------------

       Bankruptcy proceedings
       ----------------------
       On August 28, 1997 the United States Bankruptcy Court of the Southern District of New York confirmed the Company's Plan of Reorganization. The plan stipulated payments totaling $2,444,158 to be paid to certain secured, administrative and unsecured creditors. It was determined that the Company's reorganization value computed immediately before August 28, 1997, the date of plan confirmation, was $2,444,158. The Company adopted fresh start reporting because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post petition liabilities and allowed claims.

       The Company's policy is to amortize the reorganization value using the straight-line method over the remaining estimated economic life, which is ten (10) years. It is reasonably possible that the estimates of anticipated future discounted cash flows from operations, the remaining estimated economic life of the reorganization value, or both will be reduced significantly in the near term due to the loss of Sigma, the possibility of not closing on the Betelgeuse or other acquisitions and the inability to raise capital. As a result, the carrying amount of the reorganization value of $1,446,126, net of accumulated amortization of $998,032 may be reduced materially in the near term.

       Payroll Taxes
       -------------
       Select Media has not filed payroll tax returns from October 1, 1998 through March 31, 2000. As of September 30, 2001, the past due amounts have been included in accrued expenses totaling approximately $ 1,358,260 and consist of payroll taxes owed and estimated penalties and interest. Beginning April 2000, Select Media began using a payroll service to process their current payroll and file and pay all payroll tax returns and applicable taxes. At any time the Internal Revenue Service could declare Select Media in default of their fiduciary responsibility and could file a tax lien on the Company's assets or take other action against the Company and its responsible officers, which would have a material adverse effect on the Company's business.

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

NOTE 6 - Disposal of Subsidiary
         ----------------------

       On April 11, 2001, the Company entered into an agreement with the former owner of Sigma whereby, extending the due dates of: (i) the $345,637 included in note payable in connection with the acquisition of Sigma,
       (ii) and $333,904 due to officer, to May 31, 2001.

       On June 26, 2001, the Company received a Notice of Default pursuant to the April 11, 2001 agreement. On September 28, 2001 the matter was resolved. The Company agreed with the former owner that control and ownership of Sigma will revert to the former owner. The Company further agreed to pay the former owner $ 350,000 pursuant to a note with interest at 8% payable in four equal installments in 2002 and 2003. The Company further agreed to issue 45,000 restricted common shares in settlement of two Company employment contracts with employees of Sigma. Since control of Sigma was lost in advance of the September 28, 2001 settlement, the Company has de-consolidated Sigma effective April 1, 2001.

       Since the Company's investment in Sigma was negative as of April 1, 2001, the Company did not record its equity in the losses of Sigma for the period April 1, 2001 to September 30, 2001. The Company has accrued the additional costs relating to the disposal of Sigma of approximately $350,000 at September 30, 2001. The net book value of Sigma's assets and liabilities as reflected in the Company's consolidated balance sheet as of April 1, 2001 was $(2,867). Accordingly, the Company recorded a loss on disposal of its investment in Sigma of $407,833, consisting of the negative book value plus the estimated additional costs of the settlement provisions and disposal. Pro forma financial information as if Sigma were not consolidated for all periods presented is as follows:

                              Nine Months Ended Sept. 30, 2001                Nine Months Ended Sept. 30, 2000
                       -----------------------------------------------------------------------------------------------
                                      Pro Forma                                      Pro Forma
                          Actual     Adjustments     Pro Forma      Actual          Adjustments       Pro Forma
                       ------------------------------------------------------------------------------------------------
Sales                  $   114,178    $(100,983)   $    13,195  $     530,636       $  (359,929)     $   170,707
Cost of sales               75,007      (75,007)            --        318,313          (214,158)         104,155
                       -----------    ---------    -----------  -------------       -----------       ----------
Gross profit                39,171      (25,976)        13,195        212,323          (145,771)          66,552
Operating expenses       2,365,823     (312,598)     2,053,225      4,379,037          (512,990)       3,866,047
                       -----------    ---------    -----------  -------------       -----------       ----------

       Operating loss   (2,326,652)     286,622     (2,040,030)    (4,166,714)          367,219       (3,799,495)

Loss on abandonment
 of Sigma                 (407,883)          --       (407,883)            --                --               --
Other income                26,074           --         26,074        (66,740)          (26,442)         (93,182)

Interest expense          (163,564)       3,181       (160,383)      (114,200)               --         (114,200)
                       -----------    ---------    -----------  -------------       -----------

       Net loss        $(2,872,025)     289,803    $(2,582,222) $  (4,347,654)      $   340,777      $(4,006,877)
                       ===========    =========    ===========  =============       ===========      ===========

Basic and diluted net
loss per share              $(0.18)                     $(0.16)        $(0.37)                            $(0.34)
                            ======                      ======         ======                         ==========

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

The following discussion and analysis relates to the financial condition and results of operations of the Company for the nine months ended September 30, 2001, and 2000. The information should be read in conjunction with the "Management's Discussion and Analysis" and consolidated financial statements and notes thereto contained herein and in the Form 10-KSB for the year ended December 31, 2000.

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

On January 18, 2000, the Company purchased all of the issued and outstanding common stock of Sigma Sound Services, Inc. ("Sigma") pursuant to the terms of a stock purchase agreement. As described in Note 6, the Company has determined that effective April 1, 2001 control of Sigma became temporary when the Company defaulted on various payments due to the former owner of Sigma. On September 28, 2001 the matter was resolved. The Company agreed with the former owner that control and ownership of Sigma will revert to the former owner. The Company further agreed to pay the former owner $ 350,000 pursuant to a note with interest at 8% payable in four equal installments in 2002 and 2003. The Company further agreed to issue 45,000 restricted common shares in settlement of two Company employment contracts with employees of Sigma. Pursuant to "Statement of Financial Accounting Standard" No. 94 "Consolidation of All Majority Owned Subsidiaries", the Company has de-consolidated Sigma effective April 1, 2001.

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

As a further part of its strategy to acquire content providers and production and post-production houses as a vertically integrated provider and distributor of programming and high-quality recorded music through traditional media and the new medium of the Internet, the Company on November 9 reached an agreement in principle with 90% of the shareholders of ANTRA Holdings Group (Pink Sheets:RECD) to exchange their stock for shares in the Company. Subsequently, the Company reached agreement in principle to convert the ANTRA convertible debt into $7 million of Select Media convertible debt. The music record business consists of several functions including publishing, production, manufacturing, licensing, distribution and promotion. ANTRA competes with many larger full service corporations in the music record business but focuses on the smaller sub-segment music genre of Urban Music- primarily Urban/Rap/Hip-Hop. ANTRA has formed joint ventures in the past to distribute and promote its records. ANTRA has a distribution agreement and services agreement with Artemis Records. Artemis distributes records including distribution through RED Distribution, Inc., which is partially owned by Edel and Sony Corporation (NYSE:SNE).

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

Select Media has 4 full time employees as September 30, 2001. On October 30, 2000, Select Media moved from a facility at 666 Third Avenue, New York, New York, which was used as the principal corporate office and the site of its studio facilities, to 44 E. 32nd Street in New York, and in February, 2001 to 475 Park Avenue South, 10th Floor in New York, subletting these latter two spaces from Betelgeuse. In November, 2001 the Company moved to 575 Madison Avenue, Suite 1006 in New York.

RESULTS OF OPERATIONS

Revenues

The following table sets forth certain items from the Registrant's consolidated statements of operations as a percentage of net revenues for the periods indicated:

                                                                 For the Year
                                                                     Ended             For the Nine Months
                                                                 December 31,          Ended September 30,
                                                                      2000              2001             2000
                                                                ----------------- ---------------- -----------------
       Net revenues                                                   100.0%            100.0%           100.0%
       Cost of revenues                                                95.5%             65.7%            60.0%
       Gross profit                                                     4.5%             34.3%            40.0%

       Selling, general and administrative                           1251.9%          2,072.0%           825.2%

       Operating loss                                               (1247.4)%         (2037.7)%         (785.2)%
       Other income and expense, net                                  (18.9)%          (477.7)%          (34.1)%

       Loss before income taxes                                     (1266.3)%        (2,515.4)%         (819.3)%
       Provision for (benefit from) income taxes                        0.3%              0%               0%
       Net loss                                                     (1266.6)%        (2,515.4)%         (819.3)%

The Company's net revenues were derived mainly from the sales of vignettes, video press releases and SITN prior to 2001. With the decision to cease SITN operations on October 30, 2000, revenues have been minimal. In the nine months ended September 30, 2001, net revenues decreased by $415,858 or 78.4% to $114,178 from $ 530,636 in the nine months ended September 30, 2000. The decrease in net revenues during the first nine months of 2001 was due to a loss of SITN revenues and the de-consolidation of Sigma, which is more fully described in Note 6 to the notes to condensed financial statements.

In the three months ended September 30, 2001, net revenues decreased by $166,579 or 100% to zero dollars from $166,579 the three months ended September 30, 2000. The decrease in net revenues during the first three months of 2001 was due to a loss of SITN revenues and the de-consolidation of Sigma (see Note 6).

Gross Profit

Gross margins during the nine months ended September 30, 2001 were 34.3% compared to 40.0% for the nine months ended September 30, 2000 primarily related to the disposition of Sigma.

Cost of revenues for the nine months ended September 30, 2001 and 2000 consisted primarily of costs associated with audio studio personnel. The resulting gross profit fluctuates based on factors such as salary expense, editing and marketing. Greater use of the audio studio space resulted in higher gross margins.

Gross margins during the three months ended September 30, 2001 was zero compared to 62.4% for the three months ended September 30, 2000 primarily related to the deconsolidation of Sigma.

Cost of revenues for the three months ended September 30, 2001 was zero and the cost of revenues for September 30, 2000 consisted primarily of costs associated with audio studio personnel. The resulting gross profit fluctuates based on factors such as salary expense, editing and marketing. Greater use of the audio studio space resulted in higher gross margins.

Expenses

Total operating expenses were $2,365,823 in the nine months ended September 30, 2001 compared with $4,166,714 in the nine months ended September 30, 2000, for a decrease of $1,800,891 or 43.2%. This decrease was attributable to the move by the Company to much smaller facilities, a decrease in staff as the Company restructured itself as well as the de-consolidation of Sigma.

Total operating expenses were $443,101 in the three months ended September 30, 2001 compared with $1,041,411 in the three months ended September 30, 2000, for a decrease of $598,310 or 57.5%. This decrease was attributable to the move by the Company to much smaller facilities, a decrease in staff as the Company restructured itself as well as the de-consolidation of Sigma.

Losses

The Company incurred losses from operations of $(2,872,025) in the nine months ended September 30, 2001 compared to $(4,347,654) in the nine months ended September 30, 2000, for a decrease of $1,475,629 or 33.9%. This decrease was attributable to the move by the Company to much smaller facilities, a decrease in staff as the Company restructured itself.

The Company incurred losses from operations of $(551,804) in the three months ended September 30, 2001 compared to $(1,063,951) in the three months ended September 30, 2000, for a decrease of $512,147 or 48.1%. This decrease was attributable to the move by the Company to much smaller facilities, a decrease in staff as the Company restructured itself.

LIQUIDITY AND CAPITAL RESOURCES

Select Media has significant capital needs, which to date Select Media has met through private sales of its equity and loans. Sales of common stock by the Company at less than the current trading price could tend to depress prices. Select Media will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity, loans, or by a public offering of its equity or debt securities. On October 22, 1999, Select Media received a best efforts letter of intent from Lloyds for $1 million in additional financing in exchange for 4,500,000 shares of Common Stock at $0.22 per share. During 2000 the Company raised an additional $259,300 from Lloyds, which was converted into 259,300 shares of common stock and $1,522,200 in convertible debt from International Electronic Trading Securities, Ltd., which was converted into 1,522,200 shares of common stock on January 15, 2001. Lloyds is an investment banking and securities brokerage business located in Nassau, the Bahamas. During 2000, Lloyds raised additional equity capital for the Company, in which Lloyds has assigned its interest to International Electronic Trading Securities, Ltd. The Company has received a best efforts letter of intent from Lloyds for an additional $3 million in financing once the Company's common stock is eligible for quotation on the OTC Bulletin Board, which occurred on April 20, 2001. The Company has received $539,236 from Lloyds in advance of its eligibility for quotation of its common stock on the OTC Bulletin Board, for which 819,172 shares of common stock were issued. From May 2, 2001 through November 6, 2001, the Company received an additional $ 223,842 from Lloyds. On July 30, 2001, 100,000 shares of common stock were issued with a balance of 65,203 common shares due for the settlement of these May 2, 2001 through November 6, 2001 advances. The Company has also received a separate commitment from Lloyds for the $500,000 down payment for the Betelgeuse Productions, LLC acquisition of which $498,102 has been received for which 498,102 common shares were issued.

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


                                               SELECT MEDIA COMMUNICATIONS, INC.
                                               ---------------------------------
                                                         (Registrant)


       Date:  November 19, 2001                         /S/ JAMES F. MONGIARDO
              -----------------                         ------------------------
                                                        JAMES F. MONGIARDO
                                                        Chief Executive Officer