Form 10QSB/A
period 2001-09-30
SELECT MEDIA COMMUNICATIONS INC
filed 2001-11-20
CIK 925648

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

         The Company did not obtain a review of the interim financial statements by an independent accountant using professional review standards and procedures, although that review is required by this form. The Company intends to have such a review completed.



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