Form 10QSB/A
period 2001-09-30
SELECT MEDIA COMMUNICATIONS INC
filed 2002-02-04
CIK 925648

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                  Amendment #2

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

                       SELECT MEDIA COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            New York                                       13-3415331
---------------------------------              -------------------------------
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


                     575 Madison Avenue, New York, NY 10022
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 605-0548
                           ---------------------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 22, 2002: 17,487,683 shares

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

                                                                               Page
                                                                               ----

  Condensed Balance Sheet (Unaudited)--As of September 30, 2001                 3-4
  Condensed Statements of Operations (Unaudited)--For the nine
    months and three months ended September 30, 2001 and September 30, 2000       5
  Condensed Statements of Cash Flows (Unaudited) - For the nine
    months ended September 30, 2001 and September 30, 2000                      6-8

NOTES TO CONDENSED FINANCIAL STATEMENTS                                        9-18


Item 2.  Management's Discussion and Analysis                                 19-24


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                       25
Item 2.  Changes in Securities and Use of Proceeds                               25
Item 3.  Defaults Upon Senior Securities                                         25
Item 4.  Submission of Matters to a Vote of Security Holders                     25
Item 5.  Other Information                                                       25
Item 6.  Exhibits and Reports on Form 8-K                                        25

Signatures                                                                       26

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

                                                                         SELECT MEDIA COMMUNICATIONS INC.

                                                                                  CONDENSED BALANCE SHEET
                                                                                              (UNAUDITED)
                                                                                               (Restated)

                                                                                       September 30, 2001
---------------------------------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
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

                                                                         SELECT MEDIA COMMUNICATIONS INC.

                                                                                  CONDENSED BALANCE SHEET
                                                                                              (UNAUDITED)
                                                                                               (Restated)

                                                                                       September 30, 2001
---------------------------------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $  5,128,229
  Notes payable - stockholder                                                 475,767
  Note payable - disposal of subsidiary                                       350,000
  Reorganization liabilities, current portion                                 338,070
  Due to Lloyds Bahamas Securities Ltd.                                       120,700
  Notes payable                                                                22,500
                                                                         ------------

       Total Current Liabilities                                                             $  6,435,266

OTHER LIABILITIES
  Reorganization liabilities, net of current portion                                            1,169,611
                                                                                             ------------

       TOTAL LIABILITIES                                                                        7,604,877
                                                                                             ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock - $.001 par value; 35,000,000 shares
    authorized, 17,487,683 shares issued and outstanding                       17,487
  Additional paid-in capital                                               13,356,480
  Accumulated deficit                                                     (18,672,824)
                                                                         ------------

       TOTAL STOCKHOLDERS' DEFICIT                                                             (5,298,857)
                                                                                             ------------

       TOTAL LIABILITIES AND
        STOCKHOLDERS' DEFICIT                                                                $  2,306,020
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

                                                                                   SELECT MEDIA COMMUNICATIONS INC.

                                                                                 CONDENSED STATEMENTS OF OPERATIONS
                                                                                                        (UNAUDITED)

                                                    For the Nine and Three Months Ended September 30, 2001 and 2000
-------------------------------------------------------------------------------------------------------------------

                                         Nine Months         Nine Months        Three Months          Three Months
                                         Ended Sept.         Ended Sept.         Ended Sept.            Ended Sept.
                                          30, 2001            30, 2000            30, 2001               30, 2000
                                        ---------------------------------------------------------------------------
SALES                                   $    114,178         $    530,636         $         --         $    166,579

COST OF SALES                                 75,007              318,313                   --               62,671
                                        ------------         ------------         ------------         ------------

       GROSS PROFIT                           39,171              212,323                   --              103,908

SELLING, GENERAL, AND
 ADMINISTRATIVE EXPENSE                    2,365,823            4,379,037              443,101            1,041,411
                                        ------------         ------------         ------------         ------------

       OPERATING LOSS                     (2,326,652)          (4,166,714)            (443,101)            (937,503)
                                        ------------         ------------         ------------         ------------

OTHER INCOME (EXPENSE)
  Other income                                26,074              (66,740)               3,008              (92,052)
  Loss on disposal of subsidiary            (407,883)                --                (60,750)                --
  Interest expense                          (163,564)            (114,200)             (50,961)             (34,396)
                                        ------------         ------------         ------------         ------------

       TOTAL OTHER INCOME
        (EXPENSE)                           (545,373)            (180,940)            (108,703)            (126,448)
                                        ------------         ------------         ------------         ------------

       NET LOSS                         $ (2,872,025)        $ (4,347,654)        $   (551,804)        $ (1,063,951)
                                        ============         ============         ============         ============

PER SHARE DATA
  Basic and diluted net loss per
   common share                         $      (0.18)        $      (0.37)        $      (0.03)        $      (0.08)
                                        ============         ============         ============         ============

  Weighted Average Common Shares
   Outstanding                            16,109,343           11,653,979           17,411,053           13,676,918
                                        ============         ============         ============         ============

                                    See notes to condensed financial statements.

                                                                    SELECT MEDIA COMMUNICATIONS INC.

                                                                  CONDENSED STATEMENTS OF CASH FLOWS
                                                                                         (UNAUDITED)
                                                                                          (Restated)

                                               For the Nine Months Ended September 30, 2001 and 2000
----------------------------------------------------------------------------------------------------
                                                                         2001               2000
                                                                     -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                            $(2,872,025)        $(4,347,654)
                                                                     -----------         -----------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Loss on disposal of Subsidiary, net of cash surrendered              408,193                  --
    Stock-based compensation                                             525,808             273,000
    Depreciation and amortization                                        378,615             576,001
    Accrued interest                                                      39,521                  --
    Increase in allowance for doubtful accounts                               --             262,545
  Changes in assets and liabilities:
    Accounts receivable                                                 (108,941)             (5,182)
    Reorganization liabilities                                                --             (95,079)
    Prepaid expenses and other current assets                            (22,406)            (95,087)
    Accounts payable and accrued expenses                              1,148,677           1,123,448
                                                                     -----------         -----------

       TOTAL ADJUSTMENTS                                               2,369,467           2,039,646
                                                                     -----------         -----------

       NET CASH USED IN OPERATING ACTIVITIES                            (502,558)         (2,308,008)
                                                                     -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                    (20,377)           (163,133)
  Purchase of Sigma Sound Services Inc., net of cash acquired                 --            (198,600)
  Deposit on acquisition                                                (320,000)                 --
  Purchase of intangible assets                                               --            (125,000)
                                                                     -----------         -----------

       NET CASH USED IN INVESTING ACTIVITIES                         $  (340,377)        $  (486,733)
                                                                     -----------         -----------

                                    See notes to condensed financial statements.


                                                                 SELECT MEDIA COMMUNICATIONS INC.

                                                    CONDENSED STATEMENTS OF CASH FLOWS, Continued
                                                                                      (UNAUDITED)
                                                                                       (Restated)

                                           For the Nine Months Ended September 30, 2001 and 2000
------------------------------------------------------------------------------------------------

                                                                       2001              2000
                                                                  ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from Lloyds Bahamas Securities Ltd.                    $   748,738        $ 2,733,900
  Advance from officer                                                 94,441                 --
  Repayments from stockholders                                             --            166,000
  Payments of capital lease obligations                                    --            (73,230)
  Repayments of notes payable                                              --            (22,025)
                                                                  -----------        -----------

       NET CASH PROVIDED BY FINANCING
        ACTIVITIES                                                    843,179          2,804,645
                                                                  -----------        -----------

       NET INCREASE IN CASH                                               244              9,904

CASH AT BEGINNING OF PERIOD                                             2,335                344
                                                                  -----------        -----------

CASH AT END OF PERIOD                                             $     2,579        $    10,248
                                                                  ===========        ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the periods for:
    Interest                                                      $        --        $    31,184

 Noncash investing and financing activities:

    Common stock issued to settle due to stockholder              $   887,338        $ 1,407,000
    Acquisition of equipment thru capital leases                  $    40,767
    Conversion of note payable common stock                       $ 1,522,200
    Conversion of note payable stockholder to common stock        $ 1,125,000
    Common stock issued in settlement of accounts payable         $   250,000
    Sigma Sound Services, Inc. acquisition:
      Issuance of note payable                                                       $   400,000
      Deposit applied to the purchase price                                          $   400,000

                                    See notes to condensed financial statements.

                                                                                SELECT MEDIA COMMUNICATIONS INC.

                                                                   CONDENSED STATEMENTS OF CASH FLOWS, Continued
                                                                                                     (UNAUDITED)
                                                                                                      (Restated)

                                                           For the Nine Months Ended September 30, 2001 and 2000
----------------------------------------------------------------------------------------------------------------


                                                                                      2001              2000
                                                                                 -------------------------------
Disposal of Sigma Sound Services, Inc. (Note 6)
    Deconsolidation of Sigma's assets and liabilities:
       Current assets                                                            $    279,727      $          --
       Long-term assets                                                             1,243,421                 --
       Current liabilities                                                           (276,782)                --
       Long-term liabilities                                                       (1,249,233)                --
                                                                                  -----------      -------------

             Net Liabilities of Sigma                                                  (2,867)                --

    Note payable issued                                                               350,000                 --
    Common stock issued                                                                60,750                 --
                                                                                -------------      -------------

       Loss on disposal of subsidiary                                            $    407,883      $          --
                                                                                 ============      =============




                                    See notes to condensed financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.

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

       Restatement
       The Company has restated the condensed balance sheet at September 30, 2001. The restatement reflects a conversion of $50,000 in advances made by Lloyds Bahamas Securities Ltd. into Common Stock. There is no effect on net loss or net loss per share. The restatement as of September 30, 2001 decreased the stockholder's deficit from $5,348,857 to $5,298,857.

       Reclassifications
       Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements. These reclassifications have no effect on previously reported operations.

                                                SELECT MEDIA COMMUNICATIONS INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - Organization, Basis of Presentation and Management Plans, continued

       Going Concern Uncertainty
       As shown in the accompanying financial statements, the Company incurred a net loss of $2,872,025 during the nine months ended September 30, 2001, and, as of that date, the Company's current liabilities exceeded its current assets by $6,337,223 and its total liabilities exceeded its total tangible assets by $6,804,010. Management of the Company is developing a plan to reduce its liabilities and raise equity capital for acquisitions through the issuance of additional common stock through private or public offerings conforming to the requirements of Securities Acts. The Company has received a best efforts letter of intent from Lloyds Bahamas Securities Ltd. ("Lloyds") for an additional $3 million in financing once the Company's common stock is eligible for quotation on the OTC Bulletin Board, which occurred on April 20, 2001. Additionally, in November 2001, the Company entered into an agreement for a $20,000,000 Private Equity Line of Credit (see Note 7). There can be no assurance that such financings will be completed or, if completed, be on favorable terms. Under this plan the Company intends to use any funds raised to fund operations and to make strategic acquisitions through cash and stock transactions. Management hopes that these acquisitions will enable the Company to generate positive cash flows from operations. If the Company is unable to raise the appropriate funds it will not be able to make any acquisitions nor will the Company be able to continue to fund operations.

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

                                                SELECT MEDIA COMMUNICATIONS INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1 - Organization, Basis of Presentation and Management Plans, continued

       Basis of Presentation, continued
       Form 10-KSB for the year ended December 31, 2000. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2000 financial statements.

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

       In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The Company is evaluating the impact that implementation of SFAS No. 141 and 142 may have on the financial statements of the Company.


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

                                                SELECT MEDIA COMMUNICATIONS INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 2 - Liquidity and Funding Agreements, continued

       There can be no assurances that either Lloyds or Meridian will be successful.

NOTE 3 - Stockholders' Deficiency

       In October 1999 the Company issued 1,000,000 shares of its common stock to Lloyds and or its designees for financial advisory services provided to the Company, as part of the Funding agreement with Lloyds dated October 22, 1999 ("Funding Agreement"). Accordingly, the Company recorded an expense of $220,000 ($0.22 per share based upon the fair value of the common stock at the time of issuance) during the year ended December 31, 1999. As a result of the delay in the Company's common stock being eligible for quotation on the OTC Bulletin Board, Lloyds provided additional services and assumed greater responsibilities, and accordingly, during March 2001, the Company agreed to issue Lloyds 676,617 additional shares of common stock for the services provided. The Company recorded an expense of $338,309 ($0.50 per share based upon the fair value of the common stock at the time of issuance) during the quarter ended March 31, 2001.

       The Company has also received a separate commitment from Lloyds for the $500,000 down payment for the Betelgeuse Productions, LLC pending acquisition (see Note 5) of which $498,102 has been received. During the period ended September 30, 2001, the Company issued 498,102 shares of its Common Stock as settlement of $498,102 of advances.

       During 2000, the Company borrowed from International Electronic Securities Trading, Ltd. a total of $1,522,200 pursuant to a Loan Agreement and Securities Pledge Agreement dated October 29, 2000. International Electronic Securities Trading, Ltd. elected to convert this debt into 1,522,200 shares of common stock on January 15, 2001.

       The Company issued 719,172 shares of common stock to Lloyds in settlement of cash advances included in Due to Lloyds in the amount of $589,236 during the nine months ended September 30, 2001.

       The Company issued 250,000 shares of common stock in settlement of accounts payable of $250,000 during the quarter ended June 30, 2001.

       The Company issued 350,000 shares of common stock in settlement of notes payable stockholder of $1,125,000 (including $1,000,000 with respect to a Letter of Credit, Note 4) during the quarter ended June 30, 2001.

                                                SELECT MEDIA COMMUNICATIONS INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3 - Stockholders' Deficiency, continued

       During the quarter ended June 30, 2001, the Company issued 225,000 shares of common stock to three consultants for investor relations services performed valued at $112,000. The Company has also agreed to issue an additional 150,000 shares of unrestricted common stock to one of the consultants for future services.

       In November 2000 when the Company vacated its offices at 666 Third Avenue, certain equipment under three capital leases was returned to the lessor and the Company was released from any future obligations under the capital leases. In May 2001, the Company issued the lessor 150,000 shares of common stock as consideration for releasing the Company from its obligation. These shares were issued on May 7, 2001 and, accordingly, the Company recorded a $75,000 charge to operations in the second quarter of 2001.

       On September 28, 2001, the Company issued 45,000 shares of common stock in settlement of disposal of Sigma as fully described in Note 6.


NOTE 4 - Litigation

       In addition to the following, the Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

       Former Landlord
       In November, 1999, 405 Lexington, L.L.C. (the " Former Landlord") began an action in New York City Landlord-Tenant Court alleging that Select Media had breached its lease and seeking the payment of use and occupancy of offices located at 666 Third Avenue, New York, NY ("Offices"). In May 2000, the Company began an action in New York Supreme Court against the Landlord seeking an injunction to permit completion of the build-out of the office space and damages for loss of business. On October 30, 2000, Select Media vacated the offices.

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

                                                SELECT MEDIA COMMUNICATIONS INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 4 - Litigation, continued

       Former Contractors
       In September 2000, a contractor began an action in New York Supreme Court for services rendered in the build-out of the Company's leased space at 666 Third Avenue. Another contractor filed a subsequent action, also in New York Supreme Court, relating to its services with respect to this build-out. Upon motion by the Company, the two actions were consolidated. Approximately $1,200,000 is claimed in the consolidated actions. As discussed above, the landlord has paid $700,000 of this amount with the Company responsible for any additional amounts determined to be owed to the contractors. The Company is defending this action. The judgment is measurable and some payment is probable, therefore, the Company recorded $500,000 expense during the years ended December 31, 1999 and 2000 and is included in accrued expenses at September 30, 2001.

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


NOTE 5 - Commitments and Contingencies

       Pending Acquisition - ANTRA Holdings Group
       On November 9, 2001 the Company reached an agreement ("Exchange Agreement") in principle with 90% of the stockholders of ANTRA Holdings Group, Inc. ("ANTRA") (Pink Sheets:RECD) to exchange their stock for shares in the Company. Closing is subject to obtaining the ANTRA stock certificates from ANTRA Stockholders. However, on January 28, 2002, Select Media received a notice from counsel to the representative of ANTRA's shareholders that the shareholders consider the Exchange Agreement to be void and of no affect as a result of Select Media's failure to perform certain of its obligations under the Exchange Agreement. While Select Media considers such claim to be without merit, there can be no assurance that the closing of the ANTRA transaction will proceed.

       ANTRA is a full service record and publishing company focusing on the resourcing of talent and marketing of new music together with the production, acquisition, licensing, publishing and distribution of high quality recorded music in the music genres of Urban Music - which includes Urban/Rap/Hip-Hop and Rhythm and Blues, with some interest in Rock and Pop. ANTRA will become a new division of the Company called ANTRA Entertainment. Approximately two million seven hundred fifty thousand (2,750,000) shares of restricted Company stock will be used for the exchange of all of the outstanding shares of ANTRA. In addition, there is one time adjustment to the number of shares to be issued if the price of the Company's Common Stock is less than $2.50 per share one year from the closing date, as defined.

                                                SELECT MEDIA COMMUNICATIONS INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 5 - Commitments and Contingencies, continued

       Pending Acquisition - ANTRA Holdings Group, continued
       In connection with the pending acquisition of ANTRA, the Company on November 19, 2001 reached agreement to convert the ANTRA convertible debt into approximately $7 million of Select Media convertible debt. This debt is redeemable by the Company at any time at 115% of the outstanding principle and convertible into common stock by the holders at the lessor of $3.50 or 88% of the fair market value (as defined). Sale of the common stock issuable pursuant to the conversion rights is subject to a volume restriction agreement as are the shares being exchanged with the stockholders of ANTRA. Select Media will also issue to certain investors 999,940 warrants to purchase Select Media common stock at $ 2.50, callable by the Company at $ 7.50. A convertible loan of $ 250,000 as bridge financing to operate ANTRA is also being provided as part of this transaction. This loan is convertible into Select Media common stock at the lessor of $2.50 or 65% of the fair market value (as defined). The Company has also agreed to file a registration statement covering the common stock underlying the above convertible debt, convertible loan and warrants.

       Pending Acquisition - Betelgeuse Productions, LLC
       On December 6, 2000, the Company and Betelgeuse Productions, LLC ("Betelgeuse"), a full service television and video production and post-production business in New York signed a definitive Asset Purchase Agreement (the "Definitive Agreement"), whereby the Company will purchase all of the assets of Betelgeuse for $10,000,000 in cash. As per the Definitive Agreement, the Company made a non-refundable down payment of $525,000 to Betelgeuse. Lloyds provided $498,102 of the down payment in exchange for 498,102 shares of restricted Common Stock of the Company. The balance of the purchase price will be due at a closing to be held within six (6) months of completion of certain due diligence (the "Due Diligence Completion Date"). Pursuant to the Definitive Agreement, the Due Diligence Completion Date is defined as the date that the Company completes its due diligence; provided, however, that such date shall not be more than forty-five (45) days from the date that the financial records were made available to the Company. The Company does not yet have a commitment from a funding source for the balance of the purchase price. There is no assurance that the acquisition will be completed by the Company and Betelgeuse. If the Company cannot raise the additional $9,500,000 to close on this acquisition within the specified time frame, it is reasonably possible that the Company would be unable to complete the acquisition. In addition, the current owners of Betelgeuse claim that too much time has passed and that the Company no longer has the right to purchase Betelgeuse pursuant to the Definitive Agreement. As a result, the carrying amount of the deposit on pending acquisition in the amount of $525,000 may be reduced materially in the near term.

                                                SELECT MEDIA COMMUNICATIONS INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 5 - Commitments and Contingencies, continued

       Employment agreement
       Effective January 1, 2001 (amended June 22, 2001), the Company entered into a three year employment agreement ("Agreement") with James Mongiardo, the Company's Chief Executive Officer. Pursuant to the Agreement, Mr. Mongiardo is to recive an annual base compensation of $250,000 and an immediately exercisable warrant to purchase 2,100,000 shares of the Company's Common Stock at an exercise price of $1.25 per share (quoted market price of the Common Stock on the date of issuance). On December 31, 2001 Mr. Mongiardo agreed to forego all unpaid salaries under the Agreement through January 31, 2002 in exchange for an immediately exercisable warrant to purchase 1,000,000 shares of Common Stock at an exercise price of 120% of the market price at issuance date.


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

       Payroll Taxes
       Select Media has not filed payroll tax returns from October 1, 1998 through March 31, 2000. As of September 30, 2001, the past due amounts have been included in accrued expenses totaling approximately $1,358,000 and consist of payroll taxes owed and estimated penalties and interest. Beginning April 2000, Select Media began using a payroll service to process their current payroll and file and pay all payroll tax returns and applicable taxes. At any time the Internal Revenue Service could declare Select Media in default of their fiduciary responsibility and could file a tax lien on the Company's assets or take other action against the Company and its responsible officers, which would have a material adverse effect on the Company's business.


NOTE 6 - Disposal of Subsidiary

       On April 11, 2001, the Company entered into an agreement with the former owner of Sigma whereby, extending the due dates of: (i) the $345,637 included in note payable in connection with the acquisition of Sigma,
       (ii) and $333,904 due to officer, to May 31, 2001.

                                                SELECT MEDIA COMMUNICATIONS INC.

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6 - Disposal of Subsidiary, continued

       On June 26, 2001, the Company received a Notice of Default pursuant to the April 11, 2001 agreement. On September 28, 2001 the matter was resolved. The Company agreed with the former owner that control and ownership of Sigma will revert to the former owner. The Company further agreed to pay the former owner $ 350,000 pursuant to a note with interest at 8% payable in four equal installments in 2002 and 2003. The Company further agreed to issue 45,000 restricted common shares (valued at $60,750) in settlement of two Company employment contracts with employees of Sigma. Since control of Sigma was lost in advance of the September 28, 2001 settlement, the Company has de-consolidated Sigma effective April 1, 2001.

       Since the Company's investment in Sigma was negative as of April 1, 2001, the Company did not record its equity in the losses of Sigma for the period April 1, 2001 to September 30, 2001.

       The net book value of Sigma's assets and liabilities as reflected in the Company's consolidated balance sheet as of April 1, 2001 was $(2,867). Accordingly, the Company recorded a loss on disposal of its investment in Sigma of $407,883, consisting of the negative book value plus the $350,000 note payable and the value of the common stock issued. Pro forma financial information as if Sigma were not consolidated for all periods presented is as follows:

                                 Nine Months Ended Sept. 30, 2001                Nine Months Ended Sept. 30, 2000
                       ---------------------------------------------------------------------------------------------
                                          Pro Forma                                       Pro Forma
                            Actual       Adjustments      Pro Forma        Actual        Adjustments      Pro Forma
                       ---------------------------------------------------------------------------------------------
Sales                    $   114,178     $  (100,983)    $    13,195     $   530,636     $  (359,929)    $   170,707
Cost of sales                 75,007         (75,007)             --         318,313        (214,158)        104,155
                         -----------     -----------     -----------     -----------     -----------     -----------
Gross profit                  39,171         (25,976)         13,195         212,323        (145,771)         66,552
Operating expenses         2,365,823        (312,598)      2,053,225       4,379,037        (512,990)      3,866,047
                         -----------     -----------     -----------     -----------     -----------     -----------

       Operating loss     (2,326,652)        286,622      (2,040,030)     (4,166,714)        367,219      (3,799,495)

Loss on abandonment
 of Sigma                   (407,883)        407,883              --              --              --              --
Other income                  26,074              --          26,074         (66,740)        (26,442)        (93,182)
Interest expense            (163,564)          3,181        (160,383)       (114,200)             --        (114,200)
                         -----------     -----------     -----------     -----------     -----------     -----------

       Net loss          $(2,872,025)    $   697,686     $(2,174,339)    $(4,347,654)    $   340,777     $(4,006,877)
                         ===========     ===========     ===========     ===========     ===========     ===========

Basic and diluted net
loss per share           $     (0.18)                    $     (0.13)    $     (0.37)                    $     (0.34)
                         ===========                     ===========     ===========                     ===========

NOTE 7 - Subsequent Events

       On November 27, 2001, the Company entered into a Private Equity Line of Credit ("PELC") with Grenville Financial Ltd. (the "Investor"). During the term of the PELC, the Company may issue, at its option, up to $20,000,000 of Common Stock to the Investor at a purchase price equal to 90% of its fair market value (as defined) at the time the Company exercises its option. Pursuant to the PELC, there are several restrictions and contingencies that may effect the issuance of the Common Stock. The PELC requires the registration of the Common Stock to be declared effective prior to the Company exercising its option. There is no assurance that the common stock will be registered or that market conditions will be judged favorable by the Company to use the PELC.

       On October 8, 2001, a former employee agreed to forego unpaid salaries and return 500,000 shares of the Company's Common Stock. As of the date of this report the aforementioned Common Stock has not been surrendered. When the stock is surrendered the Company will remove from outstanding shares.

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

Overview

Select Media is a New York corporation whose common stock is currently traded on the OTC Bulletin Board under the symbol "SMTV.OB." Select Media began in the business of producing and distributing "vignettes," which are short-form (thirty-second) informational programs distributed by particular sponsors for viewing during regular programming. In 1998, Select Media hired personnel to provide services to worldwide news broadcasters and act as a television news agency under the name "Select International Television Network" ("SITN") to produce and distribute news segments for sale to local and foreign news broadcasters. Because of an inability to use studio space in their facility and the subsequent move to new premises on October 30, 2000, the Company ceased operations of SITN as of October 30, 2000.

On January 18, 2000, the Company purchased all of the issued and outstanding common stock of Sigma Sound Services, Inc. ("Sigma") pursuant to the terms of a stock purchase agreement. As described in Note 6, the Company has determined that effective April 1, 2001 control of Sigma became temporary when the Company defaulted on various payments due to the former owner of Sigma. On September 28, 2001 the matter was resolved. The Company agreed with the former owner that control and ownership of Sigma will revert to the former owner. The Company further agreed to pay the former owner $ 350,000 pursuant to a note with interest at 8% payable in four equal installments in 2002 and 2003. The Company further agreed to issue 45,000 restricted common shares (valued at $67,500) in settlement of two Company employment contracts with employees of Sigma. Since control of Sigma was lost in advance of the September 28, 2001 settlement, the Company has de-consolidated Sigma effective April 1, 2001.

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

As a further part of its strategy to acquire content providers and production and post-production houses as a vertically integrated provider and distributor of programming and high-quality recorded music through traditional media and the new medium of the Internet, the Company on November 9, 2001 reached an agreement in principle with 90% of the shareholders of ANTRA Holdings Group, Inc. ("ANTRA") (Pink Sheets:RECD) to exchange their stock for shares in the Company (see Note 5 to the condensed financial statements). On November 19, 2001, the Company reached agreement to convert the ANTRA convertible debt into approximately $7 million of Select Media convertible debt. The music record business consists of several functions including publishing, production, manufacturing, licensing, distribution and promotion. ANTRA competes with many larger full service corporations in the music record business but focuses on the smaller sub-segment music genre of Urban Music- primarily Urban/Rap/Hip-Hop. ANTRA has formed joint ventures in the past to distribute and promote its records. ANTRA has a distribution agreement and services agreement with Artemis Records. Artemis distributes records including distribution through RED Distribution, Inc., which is partially owned by Edel and Sony Corporation (NYSE:SNE).

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

Select Media has 2 full time employees as September 30, 2001. On October 30, 2000, Select Media moved from a facility at 666 Third Avenue, New York, New York, which was used as the principal corporate office and the site of its studio facilities, to 44 E. 32nd Street in New York, and in February, 2001 to 475 Park Avenue South, 10th Floor in New York, subletting these latter two corporate office spaces from Betelgeuse. In November, 2001 the Company moved to 575 Madison Avenue, Suite 1006 in New York.

RESULTS OF OPERATIONS

Revenues

The Company's net revenues were derived mainly from the sales of vignettes, video press releases and SITN prior to 2001. With the decision to cease SITN operations on October 30, 2000, revenues have been minimal. In the nine months ended September 30, 2001, net revenues decreased by $416,858 or 78.5% to $114,178 from $ 530,636 in the nine months ended September 30, 2000. The decrease in net revenues during the first nine months of 2001 was due to a loss of SITN revenues and the de-consolidation of Sigma, which is more fully described in Note 6 to the notes to condensed financial statements.

In the three months ended September 30, 2001, net revenues decreased by $166,579 or 100% to zero dollars from $166,579 the three months ended September 30, 2000. This decrease in net revenues was due to a loss of SITN revenues and the de-consolidation of Sigma (see Note 6).

Gross Profit

Gross margins during the nine months ended September 30, 2001 were 34.3% compared to 40.0% for the nine months ended September 30, 2000. This change is primarily related to the disposition of Sigma.

Cost of revenues for the nine months ended September 30, 2001 and 2000 consisted primarily of costs associated with audio studio personnel. The resulting gross profit fluctuates based on factors such as salary expense, editing and marketing. Greater use of the audio studio space resulted in higher gross margins.

Gross margins during the three months ended September 30, 2001 were zero compared to 62.4% for the three months ended September 30, 2000 primarily related to the deconsolidation of Sigma.

Cost of revenues for the three months ended September 30, 2001 was zero and the cost of revenues for September 30, 2000 consisted primarily of costs associated with audio studio personnel. The resulting gross profit fluctuates based on factors such as salary expense, editing and marketing. Greater use of the audio studio space resulted in higher gross margins.

Expenses

Total operating expenses were $2,365,823 in the nine months ended September 30, 2001 compared with $4,379,037 in the nine months ended September 30, 2000, for a decrease of $2,013,214 or 46.0%. This decrease was attributable to the move by the Company to much smaller facilities, a decrease in staff as the Company restructured itself as well as the de-consolidation of Sigma.

Total operating expenses were $443,101 in the three months ended September 30, 2001 compared with $1,041,411 in the three months ended September 30, 2000, for a decrease of $598,310 or 57.5%. This decrease was attributable to the move by the Company to much smaller facilities, a decrease in staff as the Company restructured itself as well as the de-consolidation of Sigma.

Losses

The Company incurred net losses of $(2,872,025) in the nine months ended September 30, 2001 compared to $(4,347,654) in the nine months ended September 30, 2000, for a decrease of $1,475,629 or 33.9 %. This decrease was attributable to the move by the Company to much smaller facilities, a decrease in staff as the Company restructured itself. .

The Company incurred net losses of $(551,804) in the three months ended September 30, 2001 compared to $(1,063,951) in the three months ended September 30, 2000, for a decrease of $512,147 or 48.1 %. This decrease was attributable to the move by the Company to much smaller facilities, a decrease in staff as the Company restructured itself.

LIQUIDITY AND CAPITAL RESOURCES

Select Media has significant capital needs, which to date Select Media has met through private sales of its equity and loans. Sales of common stock by the Company at less than the current trading price could tend to depress prices. Select Media will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity, loans, or by a public offering of its equity or debt securities. On October 22, 1999, Select Media received a best efforts letter of intent from Lloyds for $1 million in additional financing in exchange for 4,500,000 shares of Common Stock at $0.22 per share. During 2000 the Company raised an additional $259,300 from Lloyds, which was converted into 259,300 shares of common stock and $1,522,200 in convertible debt from International Electronic Trading Securities, Ltd., which was converted into 1,522,200 shares of common stock on January 15, 2001. Lloyds is an investment banking and securities brokerage business located in Nassau, the Bahamas. During 2000, Lloyds raised additional equity capital for the Company, in which Lloyds has assigned its interest to International Electronic Trading Securities, Ltd. The Company has received a best efforts letter of intent from Lloyds for an additional $3 million in financing once the Company's common stock is eligible for quotation on the OTC Bulletin Board, which occurred on April 20, 2001. The Company has received $589,236 from Lloyds for which 719,172 shares of Common Stock were issued. The Company has also received a separate commitment from Lloyds for the $500,000 down payment for the Betelgeuse Productions, LLC acquisition of which $498,102 has been received for which 498,102 common shares were issued.

On May 29, 2001, the Company engaged Meridian Capital Markets to identify sources of debt or equity financing of $12 million for the purpose of acquiring Betelgeuse Productions, LLC. There can be no assurances that such a financing will be completed or, if completed, be on favorable terms.

The Company intends to use any funds raised to fund operations and to make strategic acquisitions through cash and stock transactions. Management hopes that these acquisitions will enable the Company to generate positive cash flows from operations. If the Company is unable to raise the appropriate funds, it will not be able to make any acquisitions nor will the Company be able to continue to fund operations. There can be no assurances that the Company will be successful in its attempts to raise sufficient capital essential to its survival. If the Company is unable to generate or raise the necessary operating capital, it will become necessary to further curtail or cease operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

On November 27, 2001, the Company entered into a Private Equity Line of Credit ("PELC") with Grenville Financial Ltd. (the "Investor"). During the term of the PELC, the Company may issue, at its option, up to $20,000,000 of Common Stock to the Investor at a purchase price equal to 90% of its fair market value (as defined) at the time the Company exercises its options. Pursuant to the PELC, there are several restrictions and contingencies that may effect the issuance of the Common Stock. The PELC requires the registration of the Common Stock to be declared effective prior to the Company exercising its options. There is no assurance that the common stock will be registered or that market conditions will be judged favorable by the Company to use the PELC.

In connection with the pending acquisition of ANTRA (see Note 5 to condensed financial statements) the Company issued $250,000 in two-year 7% secured convertible promissory notes. The proceeds from these notes will be used to pay certain payables of ANTRA and expenses of the acquisition.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Note 6 of the Condensed Financial Statements comprising
Part I, Item 1 of this Form QSB/A

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


                                              SELECT MEDIA COMMUNICATIONS, INC.
                                              ---------------------------------
                                                       (Registrant)


Date:  January 22, 2002                       /S/ JAMES F. MONGIARDO
       ----------------                       --------------------------
                                                  JAMES F. MONGIARDO
                                                  Chief Executive Officer