Form 10KSB
period 2001-12-31
SELECT MEDIA COMMUNICATIONS INC
filed 2002-05-14
CIK 925648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  fiscal  year  ended  December  31,  2001
                               -------------------

                                       OR
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
        EXCHANGE  ACT  OF  1934

For  the  transition  period  from  _________ to ___________

Commission  File  Number  000-24706
                          ---------


                      SELECT  MEDIA  COMMUNICATIONS,  INC.
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)

New  York                                        13-3415331
-----------------------------------         ----------------------------
State  (or  other  jurisdiction  of     (I.R.S.  Employer  Identification  No.)
incorporation  or  organization)

             575 Madison Avenue Suite 1006, New York, New York 10022
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 605-0548
                            -------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

                                          Name  of  Each  Exchange
Title  of  Each  Class                    on  which  Registered
-----------------------                   ------------------------

     None
-----------------------                   ------------------------

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

                       Common Stock ($.001 par value)
       ------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the From 10-KSB. [_]

State issuer's revenues for its most recent fiscal year. $ 13,195

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 if the Exchange Act.) $ 8,820,325 as of April 26, 2002.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,552,683 Shares of Common Stock on April 26, 2002.

           Transitional Small Business Disclosure Format  (Check One):
                               Yes[   ]     No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not applicable.

                                     PART I

ITEM  1.       DESCRIPTION  OF  BUSINESS

     This report on Form 10-KSB may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including financial, regulatory environment and trend projections, estimated costs to complete or possible future revenues from the Company's expansion plans, the likelihood of successful completion of such plans, as well as any statements preceded by, followed by, or that include the words "intends, " "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions; and other statements contained herein regarding matters that are not historical facts. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements below include, without limitation, the risks referenced from time to time in the Company's filings with the Securities and Exchange Commission, including this Form 10-KSB for the year ended December 31, 2001 under the heading "Risk Factors" on page 7, below. Except our reporting responsibilities, the Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     Unless the context indicates otherwise, in this Form 10-KSB the terms "we," "our," "us" or "Select Media" include Select Media Communications, Inc. and its wholly owned subsidiary, Sigma Sound Services, Inc. A reference to a "fiscal year" refers to our fiscal year ended December 31 of that year; for instance, the term "Fiscal 2000" means our fiscal year ended December 31, 2000.

GENERAL

     Select Media Communications, Inc., a New York corporation, was organized in September 1981. Our common stock is traded on the OTC Bulletin Board under the symbol "SMTV.OB." We began operations in 1981 as a producer and distributor of "vignettes," which are short-form (thirty-second) informational programs distributed by particular sponsors for viewing during regular programming. We are currently attempting to position our Company as a distributor of music and television programming.

     As of the date of this Form 10-KSB, we have no substantial business operations, although we may have some residual value attributable to our vignette business.

     On October 13, 1995, we filed a voluntary petition for reorganization under Chapter 11 of the United States Code. We filed this petition in the United States Bankruptcy Court for the Southern District of New York and our plan of reorganization was confirmed on August 28, 1997. In the period from the bankruptcy filing in October 1995 until September 1998, Select Media was essentially dormant. In September 1998, we reactivated our marketing efforts, began marketing our vignette products to advertisers, and began production and distribution of video press releases for General Motors Corporation. We also provided services to worldwide broadcasters and acted as a television news agency under the name Select International Television Network for sale to local and foreign news broadcasters. We ceased operations of Select International Television Network as of October 30, 2000.

     In January 2000, we repositioned our business to focus on entertainment content that is sold through traditional media and over the Internet. We believe that given changes in the structure of television broadcasting, including, but not limited to, the creation of a number of alternative television networks and the resulting scarcity of advertising airtime available to local television stations, we can better serve our shareholders by becoming the owner of entertainment content providers. By owning content providers, we can take advantage of the changing distribution systems offered by broadcast, cable and Internet distribution. In January 2000, we purchased all of the outstanding common stock of Sigma Sound Services, Inc. pursuant to the terms of a stock purchase agreement. After we defaulted on various payments due to the former owner of Sigma Sound Services, Inc., we relinquished control and ownership of Sigma Sound Services, Inc. to its former owner. On September 28, 2001, we agreed to pay the former owner $350,000 pursuant to a note with interest accruing at 8% per year, payable in four equal installments in 2002 and 2003. We also agreed to issue 45,000 restricted common shares to settle two employment contracts with employees of Sigma Sound Services, Inc.

     In March 2000, we purchased some of the assets of After Hours Productions, Inc. consisting of certain contracts for recording projects. After Hours Productions, Inc. creates custom music and video products. On October 29, 2001, we reached an agreement with a former employee settling his employment contract by assigning certain AHP assets to the former employee.

     As a result of the acquisitions and subsequent divestitures described above, we currently own only the vignette business. That business is currently dormant, but we believe that we may be able to reinitiate operations of the vignette business.

     On December 6, 2000, Select Media signed a definitive Asset Purchase Agreement (the "Definitive Agreement") to acquire all of the assets and liabilities of Betelgeuse Productions, LLC for $10 million. Betelgeuse has the ability to create entertainment content for broadcast, cable and Internet and to adapt existing product for use as Internet content. The Definitive Agreement provided for an initial $500,000 down payment, which we have paid. The balance of $9.5 million is due six months from the due diligence completion date (see
Note 17 to the financial statements). This transaction is currently on hold as a result of our inability to agree on the current value of the business and our inability, up to this time, to obtain financing for the transaction.

     To further our strategy to become a vertically integrated provider and distributor of programming and high-quality recorded music through traditional media and the Internet, on November 9, 2001 we reached an agreement with 90% of the shareholders of ANTRA Holdings Group, Inc. (Pink Sheets:RECD) to exchange their shares of ANTRA common stock for shares in Select Media. ANTRA produces, acquires, licenses and distributes recorded music, focusing on urban music including hip-hop, rap, and rhythm and blues. On November 19, 2001, we reached an agreement to convert ANTRA's convertible debt into approximately $7 million of Select Media convertible debt. We closed the exchange of the ANTRA convertible debt on November 27, 2001, but have not closed the exchange agreement with holders of the ANTRA common stock. ANTRA competes with many larger full service corporations in the music recording business but focuses on the smaller sub-segment music genre of urban music, primarily urban/rap/hip-hop. ANTRA has formed joint ventures in the past to distribute and promote its records. On January 28, 2002, we received a notice from counsel to the representative of ANTRA's shareholders that the shareholders consider the Exchange Agreement to be void and of no effect as a result of our failure to fund ANTRA pending closing. As we believe that we had no obligation under the Exchange Agreement to fund ANTRA pending closing, we consider the claim to be without merit. We intend to proceed with the closing of the ANTRA transaction as previously planned. As a result of the failure to close the exchange of the ANTRA common stock within 90 days of closing date, we are currently in default under the terms of the convertible debt instruments. We are unaware of any claim of default pursuant to terms of the convertible debt instruments has been made as of May 2002.

COMPETITION

     We face competition from some of the largest entertainment companies in the United States. It is difficult to estimate the size of the television vignette market in which we compete. We are not aware of any other companies involved in the vignette business. We believe that competition in this business segment comes not from other producers of vignettes, but from other users of scarce airtime. One of the most significant developments in the broadcast television industry in the 1990's was the growth of alternative broadcast networks, such as Fox, WB and UPN. Before this development, television stations that were not affiliates of the three large television networks (CBS, NBC, ABC) were independent local stations, each of which had substantial amounts of airtime to sell to our customers and us. Today, most formerly independent stations are affiliated with one of the new networks. The network, in exchange for providing programming, has the right to sell a significant portion of the affiliate's broadcast airtime. Therefore, the affiliate has less airtime to sell itself. As a result, the cost of airtime has increased dramatically, and this increase has adversely affected the vignette business. The entertainment market is rapidly evolving and intensely competitive. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our net sales and results of operations. We expect competition to intensify in the future , as additional distribution channels for entertainment products are opened.

     Many of our competitors and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these competitors can devote substantially more resources to marketing and promotion than we can. In addition, larger, well-established and well-financed entertainment companies may try to offer competing products. Our competitors may be able to adopt more aggressive pricing policies than we are able to adopt.

MARKET  SEGMENTS

     During the year ended December 31, 2001, our television production business could be divided into two distinct markets: (1) short and long form television production and distribution; and (2) entertainment content production and distribution.

     Short  and  Long  Form  Television  Production  and  Distribution

     Our legacy vignette and video press release business comprise this market segment, along with proposed future television projects. We retain our ability to produce and distribute both short-form and long-form video productions. These include vignette products, video press releases and traditional television programming. We did not produce any traditional television programming during the year ended December 31, 2001, although we have produced such programming in the past. Because of the repositioning of our business in 2001, we intend to focus on products other than video press releases.

     We continue to market our remaining vignette products to large advertisers through their marketing departments. As a result of our desire to shift our business to that of an entertainment content provider, we no longer market our video press release service.

     Entertainment  Content  Production  and  Distribution

     ANTRA's music recording business consists of several functions, including publishing, production, manufacturing, licensing, distribution and promotion. ANTRA competes with many larger full service corporations in the music record business but focuses on the smaller sub-segment music genre of urban music -- primarily urban/rap/hip-hop. ANTRA has formed joint ventures in the past to distribute and promote its records.

     We have not and do not expect to have in the future significant research and development expenses.

     Our principal office is located at 575 Madison Avenue, Suite 1006, New York, New York 10022 and our telephone number at that address is (212) 605-0548. As of the date of this Form 10-KSB, we have one employee.

IMPACT  OF  INFLATION

     Inflation  has  historically  not  had a material effect on our operations.

RECENT  DEVELOPMENTS

     In January 2002, we entered into an agreement with Dominick Sartorio pursuant to which Mr. Sartorio agreed to release us from payment of back salary and expenses owed to him and to surrender to us 500,000 shares of our common stock of the 2,000,000 shares held by him.

     With the Company's shares trading at $ .01, with almost no volume at the beginning of April 2002, the Company decided that a substantial investor awareness program was necessary in order for the Company to be able to raise additional capital. In addition, it was decided that an immediate infusion of some additional capital was needed in order for the Company to remain a reporting Company.

     The Company entered into an agreement with a shareholder who agreed to pay $ 87,500, of which $ 72,500 would be applied toward completion of the Company's and ANTRA's audits for 2001 and the balance toward release of shares for a new investor awareness program. The shareholder was issued 7,000,000 shares of common stock in exchange for these payments.

     The Company entered into an agreement with MSRK Holdings to participate in the sponsorship of a new investor awareness program for an agreed upon fee of $50,000. The Company agreed to provide MSRK Holdings with an independent research report and 5,000,000 freely trading shares (contributed by three existing stockholders, see below), in lieu of the $ 50,000 cash payment.

     The Company reached agreements with three shareholders to contribute some of their respective shares to the investor awareness program. Mitch Gutkowski agreed to contribute 2,000,000 shares. In exchange of this contribution, and in settlement of all other outstanding payroll and business expenses owed Mr. Gutkowski for past services, the Company agreed to pay $ 150,000 in cash and issue 2,000,000 replacement shares. Lloyds Bahamas Securities, Ltd. agreed to transfer 2,500,000 shares to the new investor awareness program in return for $ 15,000, which was paid, and 4,000,000 replacement shares.

     A third shareholder agreed to contribute the remaining 500,000 shares of the total needed for the investor awareness program. This was part of a settlement with this shareholder concerning the payment in October 2000 on behalf of the Company $ 250,000 to ANTRA Holdings Group. The Company agreed to issue a total of 1,500,000 shares, 500,000 of which are being used for the investor awareness program. As part of this settlement, the shareholder agreed to pay for the research report to be used for the investor awareness program and to resolve an outstanding legal bill of approximately $ 150,000.

RISK  FACTORS

     Select Media's business is subject to numerous risk factors, including, but not limited to, the following:

Risks  related  to  our  financial  condition

WE DO NOT CURRENTLY HAVE ANY SUBSTANTIAL BUSINESS OPERATIONS AND WE MAY NOT BE ABLE TO DEVELOP BUSINESS OPERATIONS IN THE FUTURE.

          We do not currently have any substantial business operations. We did not have revenues in the fiscal quarter ended September 30, 2001, and we recorded revenues of less than $5,000 in the fiscal quarter ended December 31, 2001. Although we have two pending business acquisitions, ANTRA Holdings Group, Inc. and Betelgeuse Productions LLC, there can be no assurance that we can initiate business operations, even if these acquisitions are completed. If we fail to initiate business operations we will not be able to achieve profitability.

OUR CURRENT LIABILITIES SUBSTANTIALLY EXCEED OUR CURRENT ASSETS. IF WE INCUR ANY UNEXPECTED LIABILITIES, WE MAY NOT BE ABLE TO MEET OUR OBLIGATIONS AND MAY BE REQUIRED TO CEASE OPERATIONS, AS A RESULT OF WHICH OUR SHAREHOLDERS WOULD LOSE THEIR ENTIRE INVESTMENTS.'

           As of December 31, 2001, we had an accumulated deficit of $21,003,803, and, as of that date, our current liabilities exceeded our current assets by $6,743,014. We may not be able to meet our obligations and may be required to cease operations, as a result of which our shareholders would lose their entire investments.

WE HAVE A HISTORY OF OPERATING LOSSES AND WE ANTICIPATE FUTURE LOSSES, WHICH MAY MAKE IT DIFFICULT FOR US TO OBTAIN ADDITIONAL FINANCING AND TO FUND ONGOING OPERATIONS AND REPAY DEBT.

     We incurred net losses of $5,203,004 for the year ended December 31, 2001, and $6,053,253 in fiscal 2000 respectively. Our expenses are currently greater than our revenues. We expect operating losses and negative cash flow to continue for the foreseeable future. We anticipate that our losses will increase significantly from current levels because we expect to incur additional costs and expenses related to:

     - brand  development,  marketing  and  other  promotional activities;

     - development  of  new  products  and  services;

     - expansion  of  our  operations;

     - acquisition  and  integration  of  ANTRA  and  Betelgeuse;

     - additional  acquisitions  in  our  areas  of  focus;

     - development  of  relationships  with  strategic  business partners;

     - costs  of  litigation;  and

     - outstanding  tax  liabilities.

     If we do achieve profitability, we cannot be certain that we would be able to sustain those profits or our business in the future.

OUR INDEPENDENT AUDITOR HAS EXPRESSED DOUBT CONCERNING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     Our independent auditor's report on our financial statements for the fiscal year ended December 31, 2001 states that we incurred net losses of $5,203,004, and as of that date, our current liabilities exceeded our current assets by $6,743,014, we have significantly curtailed operations and are unable to pay our obligations as the become due. In addition we could be forced to cease operations in the near term. These facts raise substantial doubt about our ability to continue as a going concern. See Note 1 to our Financial Statements.

WE HAVE A SUBSTANTIAL PAYROLL TAX LIABILITY. FAILURE TO NEGOTIATE AN ACCEPTABLE INSTALLMENT PLAN WITH THE INTERNAL REVENUE SERVICE WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     Included in the liabilities on the balance sheet found in our audited financial statements is an accrued expense of approximately $1.36 million that represents past due federal payroll taxes and estimated penalties and interest. If we are unable to negotiate a payment plan with the Internal Revenue Service, the Internal Revenue Service could file a tax lien on our assets, which would have a material adverse effect on our business including a possible cessation of operations. Our executive officers may be personally liable for trust taxes in connection with the payroll tax liability, and their personal liability may affect their decisions on how to allocate our resources.

WE HAVE A SUBSTANTIAL TAX LIABILITY TO THE CITY OF NEW YORK AND ARE LATE IN MAKING PAYMENTS. CONTINUING TO FAIL TO MAKE PAYMENTS ON THIS LIABILITY WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     We owe the City of New York approximately $230,000 (including interest) in pre-bankruptcy commercial rent tax. Under our bankruptcy Plan of Reorganization, we were required to make semi-annual payments of principal and interest to the New York City Department of Finance beginning in February 1998. To date, we have been unable to make any payments and have accrued this liability in our financial statements. If we continue to fail to pay this liability as payments are due, the Department of Finance could declare us in default of our obligations under the Plan of Reorganization and could file an action to attach our assets, which would have a material adverse effect on our business.

     Risks  related  to  our  business

ANTRA HOLDINGS GROUP, INC.'S SHAREHOLDER REPRESENTATIVE HAS NOTIFIED US THAT IT REGARDS THE EXCHANGE AGREEMENT BETWEEN ANTRA AND US TO BE VOID AND OF NO EFFECT. FAILURE TO CLOSE ON THE ACQUISITION OF ANTRA WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS PLAN.

     The acquisition of ANTRA Holdings Group, Inc. is an integral part of our business plan. We executed an Exchange Agreement with ANTRA's common shareholders on November 9, 2001, and we plan to complete the acquisition in June 2002. On January 28, 2002, however, we received a notice from counsel to the representative of ANTRA's shareholders that the shareholders consider the Exchange Agreement to be void and of no effect based on their belief that we had an obligation to fund ANTRA pending closing and failed to do so. There can be no assurance that the closing of the ANTRA transaction will proceed. Failure to close the ANTRA transaction will materially adversely affect our business plan and will make it substantially less likely that we will be able to generate revenues that would cover our operating expenses.

WE MAY BE UNABLE TO COMPLETE THE ACQUISITION OF BETELGEUSE PRODUCTIONS LLC, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS PLAN.

     The acquisition of Betelgeuse Productions LLC is an important part of our business plan. Although we secured the $525,000 down payment on our acquisition of Betelgeuse through Lloyd's Bahamas Securities, Ltd., we do not yet have financing committed for the remaining $9,475,000 balance of the purchase price. If we are unable to complete the acquisition of Betelgeuse because we are unable to get sufficient financing, we may lose the $525,000 down payment on this transaction. Options to raise the balance of the purchase price include a public or private offering of our securities and accessing our equity line of credit with Grenville Financial Ltd., but there can be no assurance that we will be able to successfully access these financing sources. In addition, the current owners of Betelgeuse claim that we no longer have the right to purchase Betelgeuse under our agreement. We also believe that the value of Betelgeuse is less than the $10 million purchase price we agreed to pay in December 2000. These disputes with the owners of Betelgeuse may preclude closing on the Betelgeuse transaction, which would adversely affect our business plan.

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS AND OUR BUSINESS MAY SUFFER AS A RESULT OF THAT INABILITY.

     In order to restore our business operations, we will need to raise substantial amounts of additional capital. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. We do not have a commitment for financing the balance of the Betelgeuse acquisition costs. If we raise additional funds through the issuance of equity, equity-related or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our shareholders may experience additional dilution. We require substantial working capital to fund our business. Since our emergence from Chapter 11 bankruptcy proceedings, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations for the foreseeable future. Financing under our equity line of credit agreement with Grenville Financial Ltd. is not currently available because we have not met our obligations with respect to registering additional shares of our common stock, which would be issuable pursuant to the equity line of credit. In addition, there are conditions to our ability to exercise puts under the equity line, including the condition that there can be no material adverse change in our business. As a result of the uncertainty underlying our ability to satisfy all of the requisite conditions, there can be no assurance that any financing will be completed under the equity line of credit agreement.

OUR OPERATING RESULTS HAVE FLUCTUATED AND HAVE BEEN DIFFICULT TO PREDICT. IN THE FUTURE OUR OPERATING RESULTS MAY ALSO FLUCTUATE AND BE DIFFICULT TO PREDICT. IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECREASE SIGNIFICANTLY.

     Our annual and quarterly operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control, including, among other things, the unpredictability of trends in the entertainment industry. Because our operating results are volatile and difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in future quarters our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may fall significantly. Other factors and events, should they occur, that may harm our business or cause our operations to cease include the following:

     - the  failure  to  complete  the  ANTRA  acquisition;

     - the  failure  to  complete  the  Betelgeuse  acquisition;

     - the failure to access the capital markets to raise capital for acquisitions and for marketing and promoting our services;

     - our  inability  to  manage  integration  of  acquisitions;

     - the ability of our competitors to offer competitive services or products; price competition;

     - the termination of existing, or failure to develop new, strategic marketing relationships;

     - increases  in  the  cost  of  marketing;  and

     - the amount and timing of operating costs and capital expenditures relating to expansion of our operations.

     A number of factors will cause our gross margins to fluctuate in future periods, including the mix of services provided by us and our subsidiaries, the market for our products and the like. Any change in one or more of these factors could harm our gross margins and operating results in future periods.

TO MANAGE OUR GROWTH AND EXPANSION, WE NEED TO INTEGRATE OUR ACQUISITIONS. IF WE ARE UNABLE TO DO SO SUCCESSFULLY, OUR BUSINESS WILL BE SERIOUSLY HARMED.

     If we are presented with appropriate opportunities, we intend to make investments in complementary companies, products or technologies. We may not, however, realize the anticipated benefits of any acquisition or investment. If we buy a company, we could have difficulty assimilating that company's personnel and operations. In addition, the essential personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions or investments, the issuance of which could increase our expenses and be dilutive to our existing shareholders.

WE  MAY  NOT  BE  ABLE  TO  COMPETE  SUCCESSFULLY  AGAINST  OUR  COMPETITORS.

     We have faced competition from some of the largest entertainment companies in the United States. It is difficult to estimate the size of the vignette market in which we compete. We believe that competition in this business segment comes not from other producers of vignettes, but from other users of scarce airtime. One of the most significant developments in the broadcast television industry in the 1990's was the growth of alternative broadcast networks, such as Fox, WB and UPN. Before this development, television stations that were not affiliates of the three large television networks (CBS, NBC, ABC) were independent local stations, each of which had substantial amounts of airtime to sell to our customers and us. Today, most formerly independent stations are affiliated with one of the new networks. The network, in exchange for providing programming, has the right to sell a significant portion of the affiliate's broadcast airtime. Therefore, the affiliate has less airtime to sell itself. As a result, the cost of airtime has dramatically increased, and this increase has adversely affected the vignette business. The entertainment market is rapidly evolving and intensely competitive. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our ability to generate sales or avoid continual losses. We expect competition to intensify in the future, as additional distribution channels for entertainment products are opened.

     ANTRA competes with numerous record and publishing companies located throughout the United States, many of whom have substantially greater resources than ANTRA. If ANTRA were to lose one of the two important artists with which ANTRA has a contract to a competitor, ANTRA's business, and if we complete the acquisition of ANTRA, our business, would be adversely affected.

     Many of our competitors and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these competitors can devote substantially more resources to marketing and promotion than we can and offer competing products. Our competitors may be able to adopt more aggressive pricing policies than we are able to adopt.

IF WE DO NOT SUCCESSFULLY DEVELOP AND EXPAND OUR PRODUCT OFFERINGS, OUR BUSINESS COULD BE SERIOUSLY HARMED.

     If we do not successfully develop and expand our product offerings, including sales of records of ANTRA's artists, if we are able to complete our acquisition of ANTRA, we will not be able to increase our net sales in accordance with the expectations of securities analysts and investors. In that event, our business will be harmed. Our success depends on our ability to develop, expand or change our product and service offerings rapidly in order to stimulate and accommodate a significant increase in customer orders and adapt to changes in consumer tastes. Our planned expansion may cause disruptions that could harm our business, results of operations and financial condition.


IF THE PROTECTION OF OUR PROPRIETARY RIGHTS IS INADEQUATE OR IF WE FAIL TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS, OUR BUSINESS WILL BE SERIOUSLY HARMED.

     Select Media and ANTRA produce products that require intellectual property protection. Select Media has filed for and been granted the trademark on its "Horror Hall of Fame" television program and recently renewed this trademark for an additional five years. ANTRA Holdings Group has filed for copyright protection for publishing rights to the records, which its artists record. In the future, if our subsidiaries or we produce unique entertainment products, we intend to file for the copyrights in the individual product and be responsible for protecting those rights. Each product and project will have different contractual arrangements, which will determine which party owns the intellectual property rights in the product or project. Where Select Media or Betelgeuse provide production, post-production, editing or sound engineering services to customers in producing the customers' entertainment products, the customers are responsible for protecting their copyrights.

     In addition, we intend to seek trademark protection for our logos, trademarks and trade names for our company and our subsidiaries. We have not yet begun this process.

     If the steps we take to protect our proprietary rights are inadequate or if we fail to file for appropriate protection of our proprietary rights, or the property rights of ANTRA in the event we are able to complete our acquisition of ANTRA, we will be unable to take action to protect our intellectual property in case of infringement. In that event, our business would be harmed.

THE LOSS OF THE SERVICES OF ONE OR MORE OF OUR KEY PERSONNEL, OR OUR FAILURE TO ATTRACT, ASSIMILATE AND RETAIN OTHER HIGHLY QUALIFIED PERSONNEL IN THE FUTURE WOULD SERIOUSLY HARM OUR BUSINESS.

     The loss of the services of one or more of our essential personnel could seriously harm our business. We depend on the continued services and performance of our senior management and other key personnel, particularly James Mongiardo and Mitch Gutkowski upon completion of the Betelgeuse acquisition. We have entered into an employment agreement with Mr. Mongiardo, but we have been unable to make payments required by this agreement. If we continue to be unable to make payments to our key employees, they could leave our employment. Because we do not currently have a chief financial or accounting officer, we intend to hire a person knowledgeable in financial accounting to fill that position. We do not have "key person" life insurance policies covering any of our employees. If we fail to attract or retain qualified management personnel, our business will be adversely affected.

     If we are able to complete the acquisition of ANTRA, it is essential that we attract and retain talented artists to ANTRA. If we fail to attract or retain talented artists, our business will be adversely affected.

OUR KEY MANAGEMENT AND EMPLOYEES ARE ENGAGED IN OTHER ACTIVITIES. THEY ARE LIMITED IN THE AMOUNT OF TIME THEY CAN DEVOTE TO OUR OPERATIONS AND THEY MAY ENCOUNTER CONFLICTS OF INTEREST. WE MAY REALIZE SERIOUS HARM IF ANY ONE OF THEM LEAVES TO PURSUE OTHER INTERESTS OR IF POTENTIAL CONFLICTS OF INTERESTS ARISE.

     It is possible that Mr. Mongiardo, a director and our chief executive officer, and Mr. Simmons, a non-employee director, may in the future participate in business ventures that could be deemed to compete with us. Conflicts of interest and non-arms length transactions may arise in the future in the event our officers or directors become involved in the management of any firm with which we transact business. Although we have adopted a policy that we will not seek a merger with, or acquisition of, any entity in which members of our management serve as officers, directors or partners, or in which they or their family members own or hold any material ownership interest, we do have an exception to that policy in the event that an acquisition or transaction is approved by a majority of the members of our board of directors who have no such direct or indirect interest in the entity. Thus, upon the approval of disinterested directors, we could enter into a transaction with an entity in which members of our management has an interest.

     Mr. Mongiardo is associated with Homewood Capital Group, LLC, a business consulting and advisory firm. Consequently, there are potential conflicts of interest in his acting as a director and officer of Select Media. Mr. Mongiardo limits the amount of time he devotes to our business. Pursuant to Mr.
Mongiardo's employment contract, he is to devote at least 60% of his working time, energy, skill and commercially reasonable efforts to the performance of his duties in a manner, which will faithfully and diligently further the business and interests of Select Media.

     Our officers and directors may in the future become shareholders, officers or directors of other companies that may be engaged in business activities similar to those conducted by us. Accordingly, conflicts of interest may arise in the future with respect to those individuals acting on behalf of us or other entities. Additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. We do not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to our business operations. With the exception of the policy regarding mergers and acquisitions described above, we do not have any policies regarding conflicts of interest.

ADVERSE DECISIONS IN OUR LITIGATION MATTERS WOULD ADVERSELY AFFECT OUR BUSINESS.

     We  are  currently  involved  in  the  following  lawsuits:

  - In September 2000, Micron General Contractors began an action in New York Supreme Court to recover unpaid fees associated with services allegedly rendered by Micron in the build-out of our leased space at 666 Third
     Avenue, New York, New York. A subsequent action was filed by Robert B. Samuels, Inc., also in New York Supreme Court, relating to its services with respect to this build-out. The plaintiffs in the two actions are seeking approximately $470,000. We are defending these actions, which are currently pending trial.

  - In November 2000, Commonwealth Partners LP instituted an action in the Supreme Court of New York seeking fees in excess of $600,000 for financial Advisory services allegedly rendered by Commonwealth Partners LP to us. We believe this action is without merit and have filed our answer in opposition.

     If either of these cases is decided against us, we would be liable for the amounts claimed by the plaintiffs to be due and outstanding, which would adversely affect our business.


     Risks  related  to  our  stock  and  the  securities  markets

TRADING IN OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE LIMITED, WHICH MAY MAKE IT DIFFICULT FOR YOU TO RESELL YOUR SHARES.

     Our common stock is quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is not, however, an exchange, and trading in securities on the Over-the-Counter Bulletin Board is often more sporadic than trading in securities listed on an exchange or Nasdaq. Consequently, you may have difficulty reselling any shares of our common stock that you purchase from the selling security holders.

BECAUSE OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK" UNDER THE SECURITIES EXCHANGE ACT OF 1934, INVESTORS MAY NOT BE READILY ABLE TO RESELL OUR SHARES IN THE PUBLIC MARKETS.

     The shares are currently defined as penny stock under the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission. These rules impose additional sales practices and disclosure requirements on broker-dealers who sell our shares to persons other than certain accredited investors. For covered transactions, a broker-dealer must make a suitability determination for each purchaser and receive a purchaser's written agreement before the sale. In addition, the broker-dealer must make certain mandated disclosures in transactions of penny stocks. These rules affect the ability of broker-dealers to make a market in our common stock and adversely affect an investor's ability to resell shares of our common stock.

ISSUANCE OF OUR SHARES OF COMMON STOCK UPON CONVERSION OF THE OUTSTANDING CONVERTIBLE NOTES WE HAVE ISSUED OR PURSUANT TO THE EQUITY LINE OF CREDIT AGREEMENT WITH GRENVILLE FINANCIAL LTD. MAY SIGNIFICANTLY DILUTE THE EQUITY INTEREST OF EXISTING SHAREHOLDERS AND MAY RESULT IN A CHANGE OF CONTROL OF SELECT MEDIA.

     Pursuant to the terms of our convertible notes, warrants and the equity line of credit agreement with Grenville Financial Ltd., the number of shares of common stock issuable under those instruments and that agreement assuming a market price of $0.08 per share is approximately 308,000,000 shares. This is due to the conversion price, exercise price and our put rights are based on formulas tied to the market price of our common stock. Assuming a market price of $0.08 per share and assuming all of the convertible notes are converted, all of the warrants are exercised and we exercise fully our put rights under the equity line of credit agreement, following the offering by selling security holders our current shareholders will own approximately 6% of Select Media. The lower the average trading price of our common stock at the time notes are converted or our put rights are exercised, the greater the number of shares of our common stock that will be issued. In addition, under the terms of the convertible notes the number of shares issuable may increase if we issue additional shares, including our issuance of shares under the equity line of credit agreement with Grenville Financial Ltd.

     Thus, there is a significant risk of dilution to our current shareholders. The perceived risk of dilution may cause some of our shareholders to sell their shares, which could further depress the price of our common stock.

     In addition, if all of the warrants are exercised, all of the convertible notes are converted and we exercise fully our put rights under the equity line of credit agreement, Select Media will undergo a change of control. In that case, Grenville Financial Ltd. and/or the holders of our convertible notes will be able to elect members of our board of directors.

OUR  EXISTING SHAREHOLDERS WILL BE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER US.

     Mr. Gutkowski and Mr. Mongiardo beneficially own approximately 7.5% and 21.2% respectively of our common stock and, along with our other director, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. These three shareholders, taken together, beneficially own approximately 29.8% of our outstanding common stock. See "Security Ownership of Certain Beneficial Owners and Management."

WE EXPECT THAT OUR STOCK PRICE WILL BE VOLATILE, WHICH COULD RESULT IN LOSSES FOR OUR INVESTORS OR IN A CLASS ACTION LAWSUIT.

     Like the stock of many small-capitalization companies, the market price for our common stock has been volatile for reasons that may or may not be related to our performance or asset value, and we expect that it will continue to be so for the foreseeable future. Volatile stock prices may result in losses for our investors. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, it could result in substantial costs and would divert management's attention and resources.

SUBSTANTIAL  SALES  OF  OUR  COMMON  STOCK  COULD CAUSE OUR STOCK PRICE TO FALL.

     If our shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Our stock is thinly traded and small volume fluctuations can have major impacts on price.

REPORTING  REQUIREMENTS  MAY  DELAY  OR  PRECLUDE  ACQUISITIONS.

     Sections 13 and 15(d) of the Securities Exchange Act of 1934 require companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Securities Exchange Act are applicable.

ITEM  2.  DESCRIPTION  OF  PROPERTIES

     On October 30, 2000, we moved from a facility at 666 Third Avenue, New York, New York, which was used as the principal corporate office and the site of our studio facilities, to 44 E. 32nd Street in New York, and in February, 2001 to 475 Park Avenue South, 10th Floor in New York, subletting these latter two corporate office spaces from Betelgeuse. In November 2001, we moved our offices to 575 Madison Avenue, Suite 1006, New York, New York.

ITEM  3.       LEGAL  PROCEEDINGS

     In September 2000, Micron General Contractors began an action in New York Supreme Court to recover unpaid fees associated with services allegedly rendered by Micron in the build-out of our leased space at 666 Third Avenue, New York, New York. A subsequent action was filed by Robert B. Samuels, Inc., also in New York Supreme Court, relating to its services with respect to this build-out. The plaintiffs in the two actions are seeking a total of approximately $470,000. We are defending these actions, which are currently pending trial.

     In  November  2000,  Commonwealth  Partners  LP instituted an action in the
Supreme Court of New York seeking fees in excess of $600,000 for financial advisory services allegedly rendered by Commonwealth Partners LP to us. We believe this action is without merit and have filed our answer in opposition. However, we are unable to predict the outcome of this claim and, accordingly, no adjustment has been recorded in the consolidated financial statements in response to this claim.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matters were submitted for a shareholder vote during the period covered by this report.

PART  II

ITEM  5.       MARKET  FOR  COMMON  EQUITY  AND  RELATED  SHAREHOLDER  MATTERS

     Our stock is currently quoted on the OTC Bulletin Board under the symbol "SMTV.OB." Our common stock has been quoted on the OTC Bulletin Board since April 20, 2001. Our common stock also was quoted on the OTC Bulletin Board from August 1997 to March 2000. From March 2000 to April 19, 2001, our common stock was quoted on the "pink sheets." From March 10, 2000 to April 14, 2000, the OTC Compliance Unit of the NASD affixed the letter "E" to the symbol. On April 26, 2002, the letter "E" was again affixed to our symbol pending submission of this 2001 Form 10KSB within 30 days of its April 15, 2002 due date. The suffix ".OB" is now affixed to all non-NASDAQ over-the-counter stocks.

     The historical high and low bid prices for our common stock for the last two years, as quoted on the OTC Bulletin Board and the "pink sheets," are as follows:


     Period                    High    Low
     -----------------------  ------  ----

     2000
     First Quarter            $6.500  $5.000
     Second Quarter           $6.375  $4.750
     Third Quarter            $6.500  $4.000
     Fourth Quarter           $6.250  $3.000

     2001
     First Quarter            $6.000  $3.000
     Second Quarter           $5.125  $1.650
     Third Quarter            $3.100  $0.850
     Fourth Quarter           $1.590  $0.300

     2002
     First Quarter            $0.290  $0.010
     Second Quarter (through
     April 26, 2002           $0.310  $0.010



     The above prices were obtained from the Commodity Systems, Inc. and reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

     On April 26, 2002, the last reported sale price of our common stock as reported on the OTC Bulletin Board was $0.30 per share. On April 26, 2002, there were 31,552,683 shares of our common stock outstanding held of record by approximately 272 holders.

     We have never paid any cash dividends on our common stock and anticipate that, for the foreseeable future, we will retain any earnings for use in the operation of our business. Payment of cash dividends in the future will depend upon our earnings, financial condition, any contractual restrictions, restrictions imposed by applicable law, capital requirements and other factors deemed relevant by our board of directors.

     During the period covered by this report, the Company made the following sales of securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

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

     During 2000, the Company borrowed from International Electronic Securities Trading, Ltd. a total of $1,522,200 pursuant to a Loan Agreement and Securities Pledge Agreement dated October 29, 2000. International Electronic Securities Trading, Ltd. elected to convert this note into 1,522,200 shares of Common Stock on January 15, 2001.

     The Company issued 719,172 shares of its common stock to Lloyds Bahamas Securities, Ltd. in exchange for $389,236 during the year ended December 31, 2001. This issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offeringThe Company has also received a separate commitment from Lloyds for the $500,000 down payment for the Betelgeuse Productions, LLC pending acquisition (see Note 17) of which $498,102 has been received. During the period ended September 30, 2001, the Company issued 498,102 shares of its Common Stock as settlement of $498,102 of advances.

     The Company issued 250,000 shares of its common stock in settlement of accounts payable of $250,000 the year ended December 31, 2001. This issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     The Company issued 350,000 shares of its common stock in settlement of notes payable shareholder of $1,125,000 (including $1,000,000 with respect to a Letter of Credit) during the year ended December 31, 2001. This issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     During the year ended December 31, 2001, the Company issued 225,000 shares of its common stock to three consultants for investor relations' services performed valued at $112,000. The Company also has agreed to issue an additional 150,000 shares of unrestricted common stock to one of the consultants for future services. These issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     In November 2000 when the Company vacated its offices at 666 Third Avenue, New York, New York, some if its equipment under three capital leases was returned to the lessor and the Company was released from any future obligations under the capital leases. In May 2001, the Company issued the lessor 150,000 shares of common stock as consideration for releasing the Company from its obligations under the capital leases. These shares were issued on May 7, 2001 and, accordingly, the Company recorded a $75,000 charge to operations in the second quarter of 2001. This issuance was pursuant to the exemption provided in
Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     On September 28, 2001, the Company issued 45,000 shares of its common stock in settlement of claims by the former owner of Sigma. This issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     On November 27, 2001, the Company issued convertible notes in the principal amount of $7,218,414 and warrants to purchase 999,940 shares of common stock of the Company, in connection with the acquisition of ANTRA Holdings Group, Inc. The Company on the same date also issued a warrant to purchase 75,000 shares of the common stock of the Company to Grenville Financial Ltd. in connection with the equity line of credit agreement. These issuances were pursuant to the exemption from registration provided by Rule 506 of Regulation D under the Securities Act. These shares were sold without general solicitation to accredited investors for investment purposes.

     On January 31, 2002, Mr. Sartorio returned 500,000 shares to the Company as part of a settlement regarding any payroll and business expenses owed him.

     On March 21, 2002, the Company issued to Mr. John Serubo 500,000 shares as part of a settlement involving the investor awareness program and the payment of certain expenses on behalf of the Company. On the same date the Company issued to a vendor 65,000 shares to settle an outstanding invoice of $ 6,500.

     On April 2, 2002, the Company issued 500,000 shares to Mr. Serubo as part of the same settlement.

     On April 19, 2002, the Company issued to Mr. Serubo the remaining 500,000 shares due pursuant to the settlement with him. The Company also issued 2,000,000 shares to Mr. Gutkowski as part of its settlement with him regarding the investor awareness program and past payroll and business expenses due him.

     On April 22, 2002, the Company entered into an agreement with a shareholder who agreed to pay $ 87,500, of which $ 72,500 would be applied toward completion of the Company's and ANTRA's audits for 2001 and the balance toward release of shares for a new investor awareness program. The shareholder will receive 7,000,000 shares for these payments.

     On April 26, 2002, the Company issued 4,000,000 shares to Lloyds Bahamas Securities, Ltd. as part of the agreement reached concerning the investor awareness program.

     No persons exercised any stock options or warrants during the period covered by this report.

     The shares issued for services were issued to third parties that were not affiliates of the Company. The shares issued in conversion of debt were issued to third parties that were not affiliates of the Company. The certificates representing the foregoing shares contain restrictive legends restricting the transfer of the shares in the absence of a registration or an exemption from such registration.

     As of April 28, 2002, 17,466,083 shares of our common stock held by non-affiliates are eligible for sale, including 71,358 shares eligible for sale under Rule 144 under the Securities Act. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one-year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

     There were no underwriters in the sale and issuance of any of the foregoing securities. All of the purchasers of common stock from the Company have had a pre-existing personal or business relationship with the Company or its officers and directors.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     You should read this discussion and analysis of our financial condition and results of operations in conjunction with our financial statements, including the notes thereto, included below in this prospectus.

OVERVIEW

     Select Media is a New York corporation whose common stock is currently traded on the OTC Bulletin Board under the symbol "SMTV.OB." We began our business by producing and distributing "vignettes," which are short-form (thirty-second) informational programs distributed by particular sponsors for viewing during regular programming. In 1998, we hired personnel to provide services to worldwide news broadcasters and act as a television news agency under the name Select International Television Network, to produce and distribute news segments for sale to local and foreign news broadcasters. On October 30, 2000, we ceased operations of Select International Television Network.

     On January 18, 2000, we purchased all of the issued and outstanding common stock of Sigma Sound Services, Inc. pursuant to the terms of a stock purchase agreement. As described in Note 6 to our consolidated financial statements, we have determined that, effective April 1, 2001, control of Sigma became temporary when we defaulted on various payments due to the former owner of Sigma. On September 28, 2001 we agreed with the former owner that control and ownership of Sigma would revert to the former owner. We further agreed to pay the former owner $350,000 pursuant to a note with interest at 8% payable in four equal installments in 2002 and 2003. We also agreed to issue 45,000 restricted shares of our common stock in settlement of two Company employment contracts with employees of Sigma. The disposition of Sigma has been accounted for as a discontinued operation.

     In March 2000, Select Media purchased the assets of After Hours Productions, Inc. consisting of certain contracts for recording projects. After Hours Productions, Inc. creates custom music and video products. On October 29, 2001, we reached an agreement with a former employee settling his employment contract by assigning certain After Hours Productions, Inc. assets to the former employee.

     As a result of the acquisitions and subsequent divestitures described above, we currently operate only our vignette business. That business is currently dormant, but we believe that we may be able to reinitiate operations of the vignette business.

     We believe that, given the changes in the structure of television broadcasting, including, but not limited to, the creation of a number of alternative television networks and the resulting scarcity of advertising airtime available to local television stations, we can better serve our shareholders by becoming the owner of entertainment content providers. By owning content providers, we can take advantage of the changing distribution systems offered by broadcast, cable and Internet distribution of its product.

COMPETITION

     We face competition from some of the largest entertainment companies in the United States. It is difficult to estimate the size of the vignette market. Although we are not aware of any other companies involved in the vignette business, we believe that competition in our business comes not from other producers of vignettes, but from other users of scarce airtime. One of the most significant developments in the broadcast television industry in the 1990's has been the growth of alternative broadcast networks, such as Fox, WB and UPN. Before this development, television stations that were not affiliates of the three major television networks (CBS, NBC and ABC) were independent local stations, each of which had substantial amounts of airtime to sell to our customers and us. Today, most formerly independent stations are affiliated with one of the new networks. As a result, the network, in exchange for providing programming, gets to sell a significant portion of the affiliate's broadcast airtime. Therefore, the affiliate has less airtime to sell itself. As a result, the cost of airtime has dramatically increased.

     The entertainment market is rapidly evolving and intensely competitive. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our net sales and results of operations. Select Media expects competition to intensify in the future as additional distribution channels for entertainment product are opened. In particular, we believe that the use of the Internet for distribution of entertainment products is both an opportunity and a challenge. With so many entertainment choices, we also face the challenge of adapting our core business to Internet entertainment. We expect that our acquisition of content providers will enable us to adapt to the Internet entertainment challenge, because we believe that Internet technology is developing faster than content can be produced. Although the technology exists to provide a rich entertainment experience via the Internet, we believe that there is not sufficient high quality content available for users.

     On December 6, 2000, we signed a definitive Asset Purchase Agreement (the "Definitive Agreement") to acquire all the assets and liabilities of Betelgeuse Productions, LLC for $10 million. Betelgeuse has the ability to create entertainment content for broadcast, cable and Internet and to adapt existing product for use as Internet content. We have made a $525,000 down payment in connection with the transaction; the remaining balance of $9.475 million is due six months from the due diligence completion date (see Note 17 to the financial statements). This transaction is currently on hold as a result of our inability to agree on the current value of the business and our inability up to this time to obtain financing for the transaction.

     As a further part of our strategy to acquire content providers and production and post-production service providers as a vertically integrated provider and distributor of programming and high-quality recorded music through traditional media and the new medium of the Internet, on November 9, 2001, we reached an agreement with 90% of the shareholders of ANTRA Holdings Group, Inc. (Pink Sheets:RECD) to exchange their shares of ANTRA stock for shares of our common stock, and we plan to complete the acquisition in June 2002. On January 28, 2001, however, we received a notice from counsel to the representative of ANTRA's shareholders that the shareholders consider the Exchange Agreement to be void and of no effect as a result of our failure to fund ANTRA pending closing. We consider this claim to be without merit, but there can be no assurance that the completion of the ANTRA acquisition will occur as planned. On November 19, 2001, we reached agreement to convert the existing ANTRA convertible debt into $7 million of Select Media convertible debt. ANTRA's music recording business consists of several functions, including publishing, production, manufacturing, licensing, distribution and promotion. ANTRA competes with many larger full service corporations in the music record business but focuses on the smaller sub-segment music genre of urban music, primarily urban/rap/hip-hop. ANTRA has formed joint ventures in the past to distribute and promote its records.

MARKET  STRATEGY

     We market our remaining vignette products to large advertisers directly to their marketing departments. The cost of advertising airtime has the greatest impact on whether we can sell our vignette product. For each airing of a vignette, the customer has to purchase sufficient airtime to broadcast both the vignette and the customer's own advertisement. The greater the cost of airtime, the higher the cost to the customer. We only resell airtime to our vignette customers to air vignettes. We are not in the business of reselling airtime to third parties.

EMPLOYEES  AND  PROPERTIES

     We had 2 full-time employees as of December 31, 2001. On October 30, 2000, we moved from a facility at 666 Third Avenue, New York, New York, which was used as the principal corporate office and the site of our studio facilities, to 44
E. 32nd Street in New York, and in February, 2001 to 475 Park Avenue South, 10th Floor in New York, subletting these latter two office spaces from Betelgeuse. In November, 2001 we moved our offices to 575 Madison Avenue, Suite 1006 in New York, New York.

RESULTS  OF  OPERATIONS

FISCAL  YEAR  2001  COMPARED  TO  FISCAL  YEAR  2000
----------------------------------------------------

REVENUES

     Before the disposition of Sigma Sound Services, Inc., our net revenues were derived mainly from Sigma Sound Services, Inc. Revenues decreased in 2001 to $13,195 or (89)%, from $115,260 in the year ended December 31, 2000. The decrease in 2001 was due to a curtailment of operations.

GROSS  PROFIT

     Gross margins during 2001 increased to 100% from (22.0%)in 2000. Revenues in 2001 were licensing fees, which had no associated cost of revenues.


EXPENSES

     Selling, general and administrative expenses were $2,208,779 in 2001 and $4,963,486 in 2000, a decrease of $2,754,707, or 56%. This decrease was attributable to the disposition of Sigma Sound Services, Inc. and the reduction in other expenses as part of the redirection of our Company to acquire content providers and production and post-production service providers as a vertically integrated provider and distributor of programming and high-quality recorded music through traditional media and the Internet.

LOSSES

     We incurred losses from operations of $5,203,004 in 2001 compared to $6,053,253 in 2000, for a decrease of $850,249 or 14%. The decrease in losses was due primarily to the decision to dispose of Sigma Sound Services, Inc. and our redirection to acquire content providers and production and postproduction service providers.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     We have significant capital needs, which to date we have met through private sales of our equity and loans. Sales of common stock at less than the current trading price could tend to depress prices. We will continue to need substantial infusions of capital, which we expect to continue to fund primarily from private sales of our equity, loans, or by a public offering of our equity or debt securities. During 2000 we raised an additional $259,300 from Lloyds Bahamas Securities, Ltd., which was converted into 259,300 shares of common stock and $1,522,200 in convertible debt from International Electronic Trading Securities, Ltd., which was converted into 1,522,200 shares of common stock on January 15, 2001. Lloyds Bahamas Securities, Ltd. is an investment banking and securities brokerage business located in Nassau, the Bahamas. During 2000, Lloyds Bahamas Securities, Ltd. raised additional equity capital for our benefit, in which Lloyds Bahamas Securities, Ltd. has assigned its interest to International Electronic Trading Securities, Ltd. We also have received a best efforts letter of intent from Lloyds Bahamas Securities, Ltd. for an additional $3 million in financing, of which $389,236 has been received in consideration of the issuance to Lloyds Bahamas Securities, Ltd. of 719,172 shares of our common stock. From May 2, 2001 through November 6, 2001, we received an additional $223,842 from Lloyds Bahamas Securities, LtdOn July 30, 2001, 100,000 shares of common stock were issued with a balance of 65,203 common shares due for the settlement of these May 2, 2001 through November 6, 2001 advances. We received a separate commitment from Lloyds Bahamas Securities, Ltd. for the $500,000 down payment for the Betelgeuse acquisition, of which $498,102 was received and for which 498,102 common shares were issued to Lloyds Bahamas Securities, Ltd.

     On May 29, 2001, we engaged Meridian Capital Markets to identify sources of debt or equity financing of $12 million for the purpose of acquiring Betelgeuse Productions, LLC. There can be no assurances that such a financing will be completed or, if completed, that it will be on favorable terms.

     On November 27, 2001, the Company entered into a Private Equity Line of Credit ("PELC") with Grenville Financial Ltd. (the "Investor"). During the term of the PELC, the Company may issue, at its option, up to $20,000,000 of Common Stock to the Investor at a purchase price equal to 90% of its fair market value (as defined) at the time the Company exercises its option. Pursuant to the PELC, there are several restrictions and contingencies that may affect the issuance of the Common Stock. The PELC requires the registration of the Common Stock to be declared effective prior to the Company exercising its option. There is no assurance that the Common Stock will be registered or that market conditions will be judged favorable by the Company to use the PELC.

     We intend to use any funds raised to fund operations and to make strategic acquisitions through cash and stock transactions. Management hopes that these acquisitions will enable us to generate positive cash flows from operations. If we are unable to raise the appropriate funds, we will not be able to make any acquisitions nor will we be able to fund operations through December 31, 2002. There can be no assurances that we will be successful in our attempts to raise sufficient capital essential to our survival Additionally, the Company has already significantly curtailed its operations, is currently unable to pay many of its obligations and could be forced to cease operations in the near term. These matters raise substantial doubt about our ability to continue as a going concern.

     We owe our counsel in our bankruptcy proceeding professional fees of $798,000. However, under the agreement between our counsel, and us this amount is payable only from our profits. If and when our operations become profitable, we will begin making payments on this obligation. In addition, we currently owe other professional fees in excess of $600,000.

ITEM  7.  FINANCIAL  STATEMENTS.

                           SELECT MEDIA COMMUNICATIONS INC.
                                                  CONTENTS
                                                  --------


                                                      Page
                                                      ----
SELECT  MEDIA  COMMUNICATIONS,  INC.

 FINANCIAL  STATEMENTS  -  YEARS  ENDED
 DECEMBER  31,  2001  AND  2000

   Independent  Auditors'  Report                       F-1

   Balance  Sheet                                 F-2 - F-3

   Statements  of  Operations                           F-4

   Statement  of  Stockholders'  Deficit                F-5

   Statements  of  Cash  Flows                   F-6 -  F-8

   Notes  To  Financial  Statements              F-9 - F-25

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To  the  Board  of  Directors  of
Select  Media  Communications  Inc.

We have audited the accompanying balance sheet of Select Media Communications Inc. as of December 31, 2001 and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Select Media Communications Inc. as of December 31, 2001, and the results of its operations and cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $5,203,004 during the year ended December 31, 2001, and, as of that date, the Company's current liabilities exceeded its current assets by $6,743,014. The Company has already significantly curtailed its operations, is currently unable to pay many of its obligations and could be forced to cease operations in the near term. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 1. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

                                              /s/  Marcum  & Kliegman LLP


May  10,  2002
Woodbury,  New  York

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                                   BALANCE SHEET

                                                               December 31, 2001
--------------------------------------------------------------------------------


                                     ASSETS
                                     ------

CASH                                                                     $11,208
-----

FURNITURE AND EQUIPMENT, Net                                              25,000
------------------------


OTHER ASSETS
--------------
  Reorganization value, net of accumulated amortization of
   $1,059,136                                               $1,385,022
  Deposits on pending acquisitions                           6,268,185
                                                           -----------


        Total Other Assets                                             7,653,207
                                                                      ----------


        TOTAL ASSETS                                                  $7,689,415
                                                                       ==========















      The accompanying notes are an integral part of these financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                                   BALANCE SHEET

                                                               December 31, 2001
--------------------------------------------------------------------------------

                           LIABILITIES AND STOCKHOLDERS' DEFICIT
                           -------------------------------------


CURRENT LIABILITIES
--------------------

  Accounts payable and accrued expenses                        $  5,270,994
  Note payable - stockholder and accrued interest                   559,244
  Note payable - discontinued operations and accrued interest       357,000
  Reorganization liabilities, current portion                       370,642
  Due to Lloyds Bahamas Securities, Ltd.                            173,842
  Note payable                                                       22,500
                                                               -------------

      Total Current Liabilities                                               $ 6,754,222

OTHER LIABILITIES
------------------
  Convertible notes payable and accrued interest                  6,813,459
  Reorganization liabilities, net of current portion              1,150,070
                                                               -------------

      TOTAL LIABILITIES                                                        14,717,751

COMMITMENTS AND CONTINGENCIES
------------------------------

STOCKHOLDERS' DEFICIT
----------------------
  Common stock, par value $0.001; 35,000,000 shares
    authorized; 17,487,683 shares issued and outstanding             17,487
  Additional paid-in capital                                     13,957,980
  Accumulated deficit                                           (21,003,803)
                                                               -------------


    TOTAL STOCKHOLDERS' DEFICIT                                                (7,028,336)
                                                                              ------------

    TOTAL LIABILITIES AND
    STOCKHOLDERS' DEFICIT                                                     $ 7,689,415
                                                                              ============


      The accompanying notes are an integral part of these financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                        STATEMENTS OF OPERATIONS

                                  For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                    2001          2000
                                                ------------  ------------
NET SALES                                           $13,195      $115,260
---------
COST OF SALES                                            --       140,534
-------------                                   ------------  ------------

  GROSS PROFIT (LOSS)                                13,195       (25,274)

SELLING, GENERAL, AND ADMINISTRATIVE
------------------------------------
 EXPENSE                                          2,208,779     4,963,486
-----------                                     ------------  ------------

  OPERATING LOSS                                 (2,195,584)   (4,988,760)
                                                ------------  ------------

OTHER INCOME (EXPENSE)
----------------------
  Other Income                                       35,767        86,624
  Loss on abandonment of lease                           --      (205,924)
  Loss on disposal of property and equipment       (115,929)           --
  Loss on disposal of assets                       (138,776)           --
  Interest expense                               (1,920,635)     (187,403)
                                                ------------  ------------

     TOTAL OTHER INCOME (EXPENSE)                (2,139,573)     (306,703)
                                                ------------  ------------

     LOSS FROM CONTINUING OPERATIONS             (4,335,157)   (5,295,463)
                                                ------------  ------------

DISCONTINUED OPERATIONS
------------------------
  Loss from discontinued operations                (459,964)     (757,790)
  Loss on disposal of discontinued operations      (407,883)           --
                                                ------------  ------------

     LOSS FROM DISCONTINUED OPERATIONS             (867,847)     (757,790)
                                                ------------  ------------

     NET LOSS                                   $(5,203,004)  $(6,053,253)
                                                ============  ============

Per Share Data - Basic and Diluted
------------------------------------
Net loss from continuing operations             $     (0.26)  $     (0.44)
Net loss from discontinued operations                 (0.06)        (0.06)
                                                ------------  ------------
Net Loss                                        $     (0.32)  $     (0.50)
                                                ============  ============
Weighted Average Shares Outstanding              16,451,986    12,015,614
                                                ============  ============

      The accompanying notes are an integral part of these financial statements.

                                               SELECT MEDIA COMMUNICATIONS INC.

                                             STATEMENT OF STOCKHOLDERS' DEFICIT

                                 For the Years Ended December 31, 2001 and 2000
-------------------------------------------------------------------------------

                                           Common Stock
                                       -------------------
                                                  Par Value Additional Paid  Accumulated
                                         Shares    $0.001    -in Capital      Deficit        Total
                                       ----------  -------  -------------  -------------  ------------
BALANCE - January 1, 2000               9,607,592  $ 9,608  $  7,313,262  $ (9,747,546)  $(2,424,676)
--------

Stock compensation                        180,000      180        47,820            --        48,000

Issuance of stock for services            450,000      450       224,550            --       225,000

Conversion of Due from Stockholder      2,814,000    2,814     1,404,186            --     1,407,000

Net Loss                                       --       --            --    (6,053,253)   (6,053,253)
                                       ----------  -------  ------------  -------------  ------------

BALANCE - December 31, 2000            13,051,592   13,052     8,989,818   (15,800,799)   (6,797,929)
--------

Stock compensation                      1,051,617    1,052       524,757            --       525,809

Conversion of Due from Stockholder      1,217,274    1,216       886,122            --       887,338

Issuance of stock in connection with
 discontinued operations                   45,000       45        60,705            --        60,750

Conversion of notes payable             1,872,200    1,872     2,645,328            --     2,647,200

Conversion of accounts payable            250,000      250       249,750            --       250,000

Warrants and beneficial conversion on
convertible notes payable                      --       --       601,500            --       601,500

Net Loss                                       --       --            --    (5,203,004)   (5,203,004)
                                       ----------  -------  ------------  -------------  ------------

BALANCE - December 31, 2001            17,487,683  $17,487  $ 13,957,980  $(21,003,803)  $(7,028,336)
--------                               ==========  =======  ============  =============  ============

      The accompanying notes are an integral part of these financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                        STATEMENTS OF CASH FLOWS

                                  For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------




                                                       2001          2000
                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
-------------------------------------
 Net loss from continuing operations               $(4,335,157)  $(5,295,463)
                                                   ------------  ------------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Stock-based compensation                           525,808       273,000
    Accrued interest                                   177,636        77,555
    Beneficial conversion interest                   1,551,738            --
    Deferred debt discount interest                     19,438            --
    Loss on abandonment of lease                            --       205,923
    Loss on disposal of assets                         138,776            --
    Loss on disposal of furniture and equipment        115,929            --
    Depreciation and amortization                      353,665       422,223
    Provision for doubtful accounts                         --      (243,114)
    Bad debts                                            5,298       250,103
  Changes in assets and liabilities:
    Accounts receivable                                 21,578       331,335
    Inventories                                             --       (38,073)
    Prepaid expenses and other current assets               --        12,414
    Accounts payable and accrued expenses            1,167,062     1,898,156
    Reorganization liabilities                              --       (80,459)
                                                   ------------  ------------

      TOTAL ADJUSTMENTS                              4,076,928     3,109,063
                                                   ------------  ------------

      NET CASH USED IN CONTINUING OPERATING
       ACTIVITIES                                     (258,229)   (2,186,400)
                                                   ------------  ------------

CASH FLOWS FROM DISCONTINUED OPERATIONS
----------------------------------------
 Net loss from discontinued operations                (867,847)     (757,790)
  Adjustments to reconcile net loss to net cash
  used in discontinued operations
    Changes in net assets, liabilities and losses      169,030       494,299
    Loss on disposal of discontinued operations        407,883            --
                                                   ------------  ------------

      TOTAL ADJUSTMENTS                                576,913       494,299
                                                   ------------  ------------

      NET CASH USED IN DISCONTINUED
       OPERATIONS                                  $  (290,934)  $  (263,491)
                                                   ------------  ------------

      The accompanying notes are an integral part of these financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.

                                  For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                          2001         2000
                                                       -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Purchases of property and equipment                  $       --   $ (138,123)
  Payment for purchase of Sigma Sound Services, Inc.,
   net of $1,400 cash acquired                                 --     (198,600)
  Purchase of intangible assets                                --     (125,000)
  Deposits on pending acquisitions                       (491,509)    (225,000)
                                                       -----------  -----------

    NET CASH USED IN INVESTING ACTIVITIES                (491,509)    (686,723)
                                                       -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
-----------------------------------------------------
  Repayments of capital lease obligation                       --      (73,230)
  Advances from stockholder                               801,880    3,188,500
  Proceeds from convertible notes payable                 250,000           --
  Repayments of notes payable                                  --     (145,000)
  Proceeds from issuance of common stock                       --      166,000
                                                       -----------  -----------

    NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                         1,051,880    3,136,270
                                                       -----------  -----------

    NET INCREASE (DECREASE) IN CASH                        11,208         (344)

CASH- Beginning                                                --          344
-----                                                  -----------  -----------

CASH - Ending                                          $   11,208   $       --
-----                                                  ===========  ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
--------------------------------------------------

Cash paid during the years for:

  Interest                                             $       --   $  111,613


      The accompanying notes are an integral part of these financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.

                                  For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------


Non cash investing and financing activities:
  Acquisition of equipment through capital leases          $       --  $  561,750
  Conversion of Advances from stockholder to Common Stock  $  887,338  $1,407,000
  Promissory note issued for the purchase of Sigma Sound
    Services, Inc.                                         $       --  $  400,000
  Conversion of notes payable to Common Stock              $2,647,200  $       --
  Conversion of accounts payable to Common Stock           $  250,000  $       --
  Convertible notes and warrants issued to ANTRA
   stockholders as deposit on pending acquisition          $5,551,676  $       --

















      The accompanying notes are an integral part of these financial statements.

                                            SELECT  MEDIA  COMMUNICATIONS  INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE  1  -  Organization,  Basis  of  Presentation  and  Management  Plans
            --------------------------------------------------------------

The  Company  and  Nature  of  Business
---------------------------------------
Select Media Communications Inc. ("Select Media" or the "Company"), a New York integrated media company, was organized in September 1981. On October 13, 1995, the Company filed for voluntary petition for reorganization pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code. The petition was filed in the United States Bankruptcy Court for Southern District of New York and its plan of reorganization was confirmed on August 28, 1997. In the period from the Company's bankruptcy filing in October 1995 until September 1998, the Company was essentially dormant. In September 1998, the Company reactivated its marketing efforts and began marketing its vignette products to advertisers.

On January 18, 2000, the Company purchased all of the issued and outstanding common stock of Sigma Sound Services, Inc. ("Sigma") pursuant to the terms of a stock purchase agreement. As described in Note 4, the Company determined that effective April 1, 2001 control of Sigma became temporary when the Company defaulted on various payments due to the former owner of Sigma. The Company negotiated a settlement of this matter in which the ownership of Sigma reverted back to the former owner. The disposal of Sigma has been accounted for as a discontinued operation.

Select Media is actively pursuing the acquisition of content providers, production and post-production houses to become a vertically integrated provider and distributor of video/television programming and recorded music. The Company currently has two pending acquitions (see Note 17).

Reclassifications
-----------------
Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements. These reclassifications have no effect on previously reported net loss.

Going  Concern  Uncertainty
---------------------------
As shown in the accompanying financial statements, the Company incurred a net loss of $5,203,004 during the year ended December 31, 2001, and, as of that date, the Company's current liabilities exceeded its current assets by $6,743,014. Management of the Company is developing a plan to reduce its liabilities and raise equity capital for acquisitions through the issuance of additional common stock through private or public offerings conforming to the requirements of Securities Acts. The Company has received a best efforts letter of intent from Lloyds Bahamas Securities, Ltd. ("Lloyds") for an additional $3 million in financing

                                            SELECT  MEDIA  COMMUNICATIONS  INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE  1  -  Organization,  Basis of Presentation and Management Plans, continued
            ---------------------------------------------------------

Going  Concern  Uncertainty,  continued
---------------------------
once the Company's common stock is eligible for quotation on the OTC Bulletin Board, which occurred on April 20, 2001. Additionally, in November 2001, the Company entered into an agreement for a $20,000,000 Private Equity Line of Credit (see Note 6). There can be no assurance that such financings will be completed or, if completed, be on favorable terms. Under this plan the Company intends to use any funds raised to fund operations and to make strategic acquisitions through cash and stock transactions. Management hopes that these acquisitions will enable the Company to generate positive cash flows from operations. If the Company is unable to raise the appropriate funds it will not be able to make any acquisitions nor will the Company be able to continue to fund operations.

There can be no assurances that the Company will be successful in its attempts to raise sufficient capital essential to its survival. Additionally, the Company has already significantly curtailed its operations and is currently unable to pay many of its obligations. To the extent that the Company is unable to generate or raise the necessary operating capital it will become necessary to cease operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE  2  -  Summary  of  Significant  Accounting  Policies
            ----------------------------------------------

Reverse  Stock  Split
---------------------
On November 2, 2000, the Board of Directors authorized a one for three hundred reverse stock split, with the number of authorized shares of Common Stock and the par value per share remaining unchanged. The split was effective November 30, 2000 and all per share amounts and shares issued have been adjusted retroactively to reflect this reverse stock split.

Revenue  Recognition
--------------------
The Company recognizes revenues when services the Company performs are complete. Services are considered complete as follows:

Record  Production  and  Distribution

The  Company  produces  records  consisting of compact discs and audiocassettes.
The Company markets the records via consignment. Revenues are recognized when the Consignee sells the records. During the year ended December 31, 2000 approximately 12% of the Company's revenue was from the sale of compact discs and audiocassettes.

                                            SELECT  MEDIA  COMMUNICATIONS  INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE  2  -  Summary  of  Significant  Accounting  Policies,  continued
            ----------------------------------------------

Programming  Services
Revenues derived from programming (including the sale of non-cancelable license agreements for television programming and vignettes) are recognized when the programs and vignettes have been produced, are available for airing and all station clearances or acquisitions of media time have been obtained. Revenues from other license agreements are recorded when the program or vignette airs. During the year ended December 31, 2000 approximately 9% of revenues have been earned from programming services.

Broadcast  Services
Revenues derived from broadcast services, (including the sale of news segments, transmission, studio facilities and crewing) are recorded when the service has been rendered and the project has been completed. These services were provided under the name Select International Television Network ("SITN").

Furniture  and  Equipment  and  Depreciation
--------------------------------------------
Furniture and equipment is stated at cost and is depreciated using a straight-line method over the estimated useful lives of the respective assets. Routine maintenance and repairs are expensed as incurred and improvements that extend the useful lives of the assets are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

Use  of  Estimates  in  the  Financial  Statements
--------------------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

Net  Loss  Per  Share
---------------------
The Company computes per share amounts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods. All prior periods' EPS have been restated giving effect to the Company's 1 for 300 reverse stock split. Convertible debt and warrants have not been included in the computation of diluted EPS as their effect would be antidilutive.

                                            SELECT  MEDIA  COMMUNICATIONS  INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE  2  -  Summary  of  Significant  Accounting  Policies,  continued
            ----------------------------------------------

Stock-Based  Compensation
-------------------------
SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employees options and warrants the Company uses the fair value method as prescribed in SFAS No. 123.

Fair  Value  of  Financial  Instruments
---------------------------------------
SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value. The fair value of long-term debt is estimated to approximate fair value based on the current rates offered to the Company for debt of the same remaining maturities.

Impairment  of  Long-Lived  Assets
----------------------------------
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

Business  Segment
-----------------
SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that under SFAS No. 131, it operates in one segment. In addition Management believes that although they market their services differently, all the services are provided to the entertainment industry.

                                            SELECT  MEDIA  COMMUNICATIONS  INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE  2  -  Summary  of  Significant  Accounting  Policies,  continued
            ----------------------------------------------

New  Accounting  Standards
--------------------------
During the period ended March 31, 2001, the Company adopted SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheets and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. Implementation of SFAS No. 133 did not have any material impact on the financial statements of the Company.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The Company is evaluating the impact that implementation of SFAS No. 141 and 142 may have on the financial statements of the Company.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 in 2001 and has recorded the disposal of Sigma as discontinued operations for the years ended December 31, 2001 and 2000.

                                            SELECT  MEDIA  COMMUNICATIONS  INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE  3  -  Furniture  and  Equipment
            -------------------------

Furniture  and  equipment  at  December  31,  2001  consist  of  the  following:

                                                Estimated
                                   Amount     Useful  Lives
                                   -------------------------
Furniture  and  Equipment           $25,000     2  years


Less:  accumulated  depreciation        --
                                    --------

   Property  and  Equipment,  net   $25,000
                                    ========

Depreciation expense for the years ended December 31, 2001 and 2000 was $67,580 and $143,085, respectively.

During the year ended December 31, 2001, the Company disposed of various furniture and equipment. As a result of these disposals the Company recognized a loss of $115,929.


NOTE  4  -  Discontinued  operations
            ------------------------

On April 11, 2001, the Company entered into an agreement with the former owner of Sigma whereby, extending the due dates of: (i) the $345,637 note payable issued in connection with the acquisition of Sigma, (ii) and $333,904 due to officer, to May 31, 2001.

On June 26, 2001, the Company received a Notice of Default pursuant to the April 11, 2001 agreement. On September 28, 2001 the matter was resolved. The Company agreed with the former owner that control and ownership of Sigma would revert to the former owner. The Company further agreed to pay the former owner $350,000 pursuant to a note with interest at 8% payable in four equal installments in 2002 and 2003. The Company further agreed to issue 45,000 restricted common shares (valued at $60,750) in settlement of two Company employment contracts with employees of Sigma.

The net book value of Sigma's assets and liabilities as reflected in the Company's consolidated balance sheet as of April 1, 2001 was $(2,867). Accordingly, the Company recorded a loss on disposal of its investment in Sigma of $407,883, consisting of the negative book value plus the $350,000 note payable and the value of the common stock issued.

NOTE  5  -  Disposal  of  Assets
            --------------------

On October 29, 2001 the Company entered into a settlement and release agreement with a former employee. Pursuant to the settlement and release agreement the Company assigned to the former employee the remaining Helen Reddy Compact Disc ("CD") inventory, the rights to the Helen Reddy Christmas Album, and certain contracts of After Hours Productions, Inc. ("AHP"). Accordingly, the Company recorded a loss on disposal of assets as follows:

               Net intangible asset on AHP contracts                $  48,610
               Helen Reddy - CD inventory                              38,073
               Helen Reddy - Capitalized productions costs             52,093
                                                                     ----------

                       Total                                         $138,776
                                                                     ==========


NOTE  6  -  Private  Equity  Line  of  Credit
            ---------------------------------

On November 27, 2001, the Company entered into a Private Equity Line of Credit ("PELC") with Grenville Financial Ltd. (the "Investor"). During the term of the PELC, the Company may issue, at its option, up to $20,000,000 of Common Stock to the Investor at a purchase price equal to 90% of its fair market value (as defined) at the time the Company exercises its option. Pursuant to the PELC, there are several restrictions and contingencies that may affect the issuance of the Common Stock. The PELC requires the registration of the Common Stock to be declared effective prior to the Company exercising its option. There is no assurance that the Common Stock will be registered or that market conditions will be judged favorable by the Company to use the PELC. In connection with the PELC the Company granted a warrant to purchase 75,000 shares of Common Stock at an exercise price of $0.44 per share. The Company accounted for this warrant as a cost of acquiring capital.


NOTE  7  -  Accounts  Payable  and  Accrued  Expenses
            -----------------------------------------

At December 31, 2001, accounts payable and accrued expenses consist of the following:


Trade accounts payable                              $1,431,993
Payroll taxes payable                                1,360.000
Accrued expenses                                     1,404,001
Accrued liabilities - contractor                       500,000
Accrued payroll                                        575,000
                                                    -----------
      Total                                        $ 5,270,994
                                                    ===========

                                            SELECT  MEDIA  COMMUNICATIONS  INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE  8  -  Note  Payable  -  Stockholder  and  Accrued  Interest
            -----------------------------------------------------

Note payable stockholder and accrued interest totaling $559,244 at December 31, 2001, consists of a note in the amount of $375,000 plus accrued interest of $184,244. The note bears interest at 10% per annum and was due December 2000. The note is currently due upon demand.


NOTE  9  -  Note  Payable
            -------------

Note payable in the amount of $22,500 is non-interest bearing and payable on demand.


NOTE  10  -  Convertible  Notes  Payable
             ---------------------------

In November 2001 the Company reached an agreement in principle with 90% of the stockholders of ANTRA Holdings Group, Inc. (See Note 17). Pursuant to this agreement the Company issued 7% convertible notes in the amount of $6,968,414 ("Exchange Notes") and warrants to purchase up to 999,940 shares of the Company's Common Stock at an exercise price of $2.50 ("Exchange Warrants"). The Exchange Notes are convertible immediately and convert at the lessor of $2.50 or 88% of the quoted market price.

The fair value of the warrants (calculated using the Black Scholes Option-Pricing model) and the Exchange Notes were recorded based on their relative fair values in accordance with Emerging Issues Task Force Nos. 98-5 and 00-27.

Face  value  of  Exchange  Notes                  $  6,968,414
Less:  Relative  fair  value  of  warrants            (466,500)
       Beneficial  conversion  feature              (1,416,738)
                                                  -------------

       Relative  fair  value  of  Exchange  Notes  $  5,085,176
                                                  =============

Accordingly, the Company recorded a $1,416,738 charge to interest expense to reflect the beneficial conversion feature of the Exchange Notes. The warrants are recorded as a deferred debt discount and accrete to interest expense over the two-year life of the Exchange Notes.

An additional 7% convertible loan of $250,000, used as bridge financing to operate ANTRA Holdings Group, Inc., was also provided as part of this transaction. This loan is convertible into the Company's Common Stock at the lessor of $2.50 or 65% of the fair market value (as defined). The convertible loan was recorded at its fair value, resulting in a beneficial conversion feature of $135,000, which was charged to interest expense.

             ---------------------------

At  December  31,  2001, the convertible notes payable consist of the following:

Exchange  Notes  including  accrued interest of $40,649
and net of deferred debt discount  of  $447,062             $6,562,001

Convertible  loan  including  accrued  interest                251,458
                                                           -----------
    Total                                                   $6,813,459
                                                           ===========

For the year ended December 31, 2001 the Company recorded $19,438 of interest expense relating to the deferred debt discount.

Subsequent to December 31, 2002 the Company is in default under the terms of the convertible notes payable. Pursuant to the agreement the Exchange Notes may be rescinded and the convertible loan became due on demand. The Company is unable to determine the ultimate outcome of this matter.

NOTE  11  -  Related  Party  Transaction
             ---------------------------

Reimbursement  of  Officer/Stockholder
--------------------------------------
In January 2000, the Company reimbursed one of its officers/stockholders $100,000 for amounts previously contributed by him pursuant to the Company's Plan of Reorganization.

Letter  of  Credit
------------------
A stockholder signed a letter of credit on behalf of the Company for $1,000,000 acting as a security deposit on the office space occupied by the Company. When the Company abandoned the lease (Note 12), the Bank drew down the $1,000,000 Letter of Credit to the benefit of the previous landlord and the Company vacated the premises. During 2000, the Company issued a $1,000,000 note payable to this stockholder, which was converted to Common Stock during the year ended December 31, 2001 (see Note 13).


NOTE  12  -  Litigation
             ----------

In addition to the following, the Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

Former  Landlord
----------------
In November 1999, 405 Lexington, L.L.C. (the "Former Landlord") began an action in New York City Landlord-Tenant Court alleging that Select Media had breached its lease and seeking the payment of use and occupancy of offices located at 666 Third Avenue, New York, NY ("Offices"). In May 2000, the Company began an action in New York Supreme Court against the Landlord seeking an injunction to permit completion of the build-out of the office space and damages for loss of business. On October 30, 2000, Select Media vacated the offices.

                                            SELECT  MEDIA  COMMUNICATIONS  INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE  12  -  Litigation
             ----------

Former  Landlord,  continued
----------------
In February 2001, the Company entered into a mutual release with the Former Landlord and both actions were dismissed with prejudice. The Former Landlord, after drawing down on a $1,000,000 Letter of Credit (which was converted to a note payable to stockholder and was later converted into 311,111 shares of Common Stock on May 7, 2001), paid $700,000 of the amount due to the contractors involved in the build-out of the Company's space. The Company is responsible for any additional amounts claimed by the contractors as described in the following paragraph.

Former  Contractors
-------------------
In September 2000, a contractor began an action in New York Supreme Court for services rendered in the build-out of the Company's leased space at 666 Third Avenue. Another contractor filed a subsequent action, also in New York Supreme Court, relating to its services with respect to this build-out. Upon motion by the Company, the two actions were consolidated. Approximately $1,200,000 is claimed in the consolidated actions. As discussed above, the landlord has paid $700,000 of this amount with the Company responsible for any additional amounts determined to be owed to the contractors. The Company is defending this action. The judgment is measurable and some payment is probable, therefore, the Company recorded $500,000 expense during the years ended December 31, 1999 and 2000 and is included in accrued expenses at December 31, 2001.

Former  Consultant
------------------
In November 2000, Commonwealth Partners LP instituted an action in the Supreme Court of New York seeking damages in excess of $600,000 for alleged financial advisory services rendered to the Company. The Company believes this action is without merit and has filed its answer in opposition. However, the Company is unable to predict the outcome of this claim and, accordingly, no adjustment has been recorded in the financial statements in response to this claim.


NOTE  13  -  Stockholders'  Deficit
             ----------------------

On June 15, 2000 the Company issued 450,000 shares of Common Stock to consultants for services provided to the Company. The fair value of these services, which is $225,000, has been recorded.

During the year ended December 31, 2000, the Company issued 180,000 shares of Common Stock to employees for past services performed. As a result of the issuance, the Company recorded $48,000 of stock based compensation expense.

                                            SELECT  MEDIA  COMMUNICATIONS  INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE  13  -  Stockholders'  Deficit,  continued
             ----------------------

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

During the quarter ended June 30, 2001, the Company issued 225,000 shares of common stock to three consultants for investor relations' services performed valued at $112,000. The Company has also agreed to issue an additional 150,000 shares of unrestricted Common Stock to one of the consultants for future services.

In November 2000, when the Company vacated its offices at 666 Third Avenue, certain equipment under three capital leases was returned to the lessor and the Company was released from any future obligations under the capital leases. In May 2001, the Company issued the lessor 150,000 shares of Common Stock as consideration for releasing the Company from its obligation. These shares were issued on May 7, 2001 and, accordingly, the Company recorded a $75,000 charge to operations in the second quarter of 2001.

During 2000, the Company borrowed from International Electronic Securities Trading, Ltd. a total of $1,522,200 pursuant to a Loan Agreement and Securities Pledge Agreement dated October 29, 2000. International Electronic Securities Trading, Ltd. elected to convert this note into 1,522,200 shares of Common Stock on January 15, 2001.

The Company issued 350,000 shares of Common Stock in settlement of notes payable stockholder of $1,125,000 (including $1,000,000 with respect to a Letter of Credit, Note 11) during the quarter ended June 30, 2001.

The Company issued 719,172 and 2,814,000 shares of Common Stock to Lloyds in settlement of cash advances included in Due to Lloyds in the amount of $389,236 and $1,407,000 during the years ended December 31, 2001 and 2000, respectively. The Company has also received a separate commitment from Lloyds for the $500,000 down payment for the Betelgeuse Productions, LLC pending acquisition (see Note
17) of which $498,102 has been received. During the period ended September 30, 2001, the Company issued 498,102 shares of its Common Stock as settlement of $498,102 of advances.

                                            SELECT  MEDIA  COMMUNICATIONS  INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE  13  -  Stockholders'  Deficit,  continued
             ----------------------

The Company issued 250,000 shares of Common Stock in settlement of accounts payable of $250,000 during the quarter ended June 30, 2001.

On September 28, 2001, the Company issued 45,000 shares of Common Stock in settlement of disposal of Sigma as fully described in Note 4.


NOTE  14  -  Capital  Leases
             ---------------

     In November 2000 when the Company vacated its offices at 666 Third Avenue (see Note 12) certain equipment under three capital leases was returned to the lessor and the Company was released from any future obligations under the capital leases. The Company recognized a gain in the amount of $37,615 in connection with this transaction, which is included in loss on abandonment of lease.


NOTE  15  -  Income  Taxes
             -------------

The components of deferred tax assets and liabilities at December 31, 2001 consist of the following:

Deferred  tax  assets:
   Net operating loss carryforwards          $  6,900,000

Less: Valuation allowance                      (6,900,000)
                                             ------------

      Net deferred tax assets                $         --
                                             =============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management concluded a valuation allowance was appropriate at December 31, 2001 due to operating losses incurred.

At December 31, 2001, the Company has net operating loss carryforwards of approximately $16,000,000 for income tax purposes, which expire through 2021.

                                            SELECT  MEDIA  COMMUNICATIONS  INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE  15  -  Income  Taxes,  continued
             -------------

In accordance with the provisions of the Internal Revenue Code ("IRC") Section 382, utilization of the Company's net operating loss carryforward is severely limited.

NOTE  16  -  Bankruptcy  Proceedings
             -----------------------

On August 28, 1997 the United States Bankruptcy Court of the Southern District of New York confirmed the Company's Plan of Reorganization. The plan stipulated payments totaling $2,444,158 to be paid to certain secured, administrative and unsecured creditors.

It was determined that the Company's reorganization value computed immediately before August 28, 1997, the date of plan confirmation, was $2,444,158, which is being amortized over a period of 10 years and recorded amortization expense of $244,415 for the years ended December 31, 2001 and 2000. The Company adopted fresh start reporting because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post petition liabilities and allowed claims.

The remaining bankruptcy liabilities at December 31, 2001 consist of the following:


                               Class of Creditors
-------------------------------------------------------------------------------
Class  1  -  Secured                              $        --
Class  2  -  Priority  and  Administrative          1,070,712
Class  3  -  Unsecured                                450,000
                                                  -----------

   Total                                          $ 1,520,712
                                                  ===========

Short-Term                                        $   370,642
Long  Term                                          1,150,070
                                                  -----------

                                                   $1,520,712
                                                  ===========

The Company owes approximately $798,000 in professional fees rendered in accordance with the Order entered into by the United States Bankruptcy Court in the Southern District of New York. Company has agreed with the Claimant to pay this amount in quarterly installments equal to 3% of the Company's corresponding quarterly gross receipts less ordinary expenses before any cash compensation to officers until paid in full. No part of the stated amount has been paid and is included in the accrued amounts for class 2 creditors at December 31, 2001.

                                            SELECT  MEDIA  COMMUNICATIONS  INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE  16  -  Bankruptcy  Proceedings,  continued
             -----------------------

The New York City Department of Finance has filed alleged unsecured priority tax claims in the amount of $229,899. Included in this amount is $37,623 of interest accruing at an annual interest rate of 8.5%. The entire amount is included in the accrued amounts for class 2 creditors at December 31, 2001.

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


NOTE  17  -  Commitments  and  Contingencies
             -------------------------------

Pending  Acquisition  -  ANTRA  Holdings  Group
--------------------     ----------------------
On November 9, 2001 the Company reached an agreement ("Exchange Agreement") in principle with 90% of the stockholders of ANTRA Holdings Group, Inc. ("ANTRA") (Pink Sheets: RECD) to exchange their stock for shares in the Company. Closing is subject to obtaining the ANTRA stock certificates from ANTRA Stockholders. However, on January 28, 2002, Select Media received a notice from counsel to the representative of ANTRA'S shareholders that the shareholders consider the Exchange Agreement to be void and of no affect as a result of Select Media's failure to perform certain of its obligations under the Exchange Agreement. While Select Media considers such claim to be without merit, there can be no assurance that the closing of the ANTRA transaction will proceed.

ANTRA is a full service record and publishing company focusing on the resourcing of talent and marketing of new music together with the production, acquisition, licensing, publishing and distribution of high quality recorded music in the music genres of Urban Music - which includes Urban/Rap/Hip-Hop and Rhythm and Blues, with some interest in Rock and Pop. ANTRA will become a new division of the Company called ANTRA Entertainment. Approximately 2,750,000 shares of restricted Company stock will be used for the exchange of all of the outstanding shares of ANTRA. In addition, there is one time adjustment to the number of shares to be issued if the price of the Company's Common Stock is less than $2.50 per share one year from the closing date, as defined.

                                            SELECT  MEDIA  COMMUNICATIONS  INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE  17  -  Commitments  and  Contingencies,  continued
             -------------------------------

Pending  Acquisition  -  ANTRA  Holdings  Group,  continued
--------------------     ----------------------
     In connection with the pending acquisition of ANTRA, the Company, on November 19, 2001, reached agreement to convert the ANTRA convertible debt into approximately $7 million of Select Media convertible debt. The assumption of this debt has been reflected as a "deposit on pending acquisition". This debt is redeemable by the Company at any time at 115% of the outstanding principle and convertible into common stock by the holders at the lessor of $3.50 or 88% of the fair market value (as defined). Sale of the common stock issuable pursuant to the conversion rights is subject to a volume restriction agreement as are the shares being exchanged with the stockholders of ANTRA. Select Media will also issue to certain investors, 999,940 warrants to purchase Select Media common stock at $2.50 per share, callable by the Company at $7.50. A convertible loan of $250,000 as bridge financing to operate ANTRA is also being provided as part of this transaction. The Company has also agreed to file a registration statement covering the common stock underlying the above convertible debt, convertible loan and warrants.

Pending  Acquisition  -  Betelgeuse  Productions,  LLC
--------------------     -----------------------------
On December 6, 2000, the Company and Betelgeuse Productions, LLC ("Betelgeuse"), a full service television and video production and post-production business in New York signed a definitive Asset Purchase Agreement (the "Definitive Agreement"), whereby the Company will purchase all of the assets of Betelgeuse for $10,000,000 in cash. As per the Definitive Agreement, the Company made a non-refundable down payment of $525,000 to Betelgeuse. The balance of the purchase price will be due at a closing to be held within six (6) months of completion of certain due diligence (the "Due Diligence Completion Date"). Pursuant to the Definitive Agreement, the Due Diligence Completion Date is defined as the date that the Company completes its due diligence; provided, however, that such date shall not be more than 45 days from the date that the financial records were made available to the Company. The Company does not yet have a commitment from a funding source for the balance of the purchase price. There is no assurance that the Company and Betelgeuse will complete the acquisition. If the Company cannot raise the additional $9,500,000 to close on this acquisition within the specified time frame, it is reasonably possible that the Company would be unable to complete the acquisition. In addition, the current owners of Betelgeuse claim that too much time has passed and that the Company no longer has the right to purchase Betelgeuse pursuant to the Definitive Agreement. As a result, the carrying amount of the deposit on pending acquisition in the amount of $525,000 may be reduced materially in the near term.

Employment  Agreement
---------------------
Effective January 1, 2001 (amended June 22, 2001), the Company entered into a three year employment agreement ("Agreement") with James Mongiardo, the Company's Chief Executive Officer. Pursuant to the Agreement Mr. Mongiardo is to receive an annual base compensation of $250,000 and an immediately exercisable warrant to purchase 2,100,000

                                             SELECT  MEDIA  COMMUNICATIONS  INC.
                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE  17  -  Commitments  and  Contingencies,  continued
             -------------------------------

Employment  Agreement,  continued
---------------------
shares of the Company's Common Stock at an exercise price of $1.25 per share (quoted market price of the Common Stock on the date of issuance). On December 31, 2001 Mr. Mongiardo agreed to forego all unpaid salaries under the Agreement through January 31, 2002 in exchange for an immediately exercisable warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $0.30 per share (120% of the market price at issuance date). For purposes of pro forma disclosures, the estimated fair value of these warrants are charged to expense in 2001, resulting in a pro forma net loss of $8,128,000 ($0.49 per share).

Payroll  Taxes
--------------
Select Media has not filed payroll tax returns from October 1, 1998 through March 31, 2000. As of December 31, 2001, the past due amounts have been included in accrued expenses totaling approximately $1,360,000 and consist of payroll taxes owed and estimated penalties and interest. Beginning April 2000, Select Media began using a payroll service to process their current payroll and file and pay all payroll tax returns and applicable taxes. At any time the Internal Revenue Service could declare Select Media in default of their fiduciary responsibility and could file a tax lien on the Company's assets or take other action against the Company and its responsible officers, which would have a material adverse effect on the Company's business.

NOTE  18  -  Subsequent  Events
             ------------------
In January 2002, the Company entered into an agreement with a former employee, pursuant to which the former employee agreed to release the Company from payment of back salary and expenses owed to him and to surrender 500,000 shares of the Company's Common Stock. These shares were surrendered on January 31, 2002.

On January 7, 2002, the Company granted warrants to purchase 100,000 shares of Common Stock (50,000 exercisable at $1.37 and 50,000 exercisable at $0.30 per share) and on April 19, 2002, the Company granted a warrant to purchase 250,000 shares of Common Stock at $0.132 per share, to a member of the Board of Directors.

On January 7, 2002, the Company granted ,a warrant to purchase 50,000 shares of Common Stock at an exercise price of $5.00 per share to a stockholder as additional consideration for a note payable.

During January 2002, the Company granted warrants to purchase 55,000 shares of Common Stock with an exercise price of $1.25 per share to two former employees as settlement of back salary owed to them.

During April 2002, the Company entered into an agreement with MSRK Holdings to participate in the sponsorship of a new investor awareness program for an agreed upon fee of $50,000. The Company agreed to provide MSRK Holdings with an independent research report and 5,000,000 freely trading shares (contributed by three existing stockholders see below), in lieu of the $50,000 cash payment.

On March 21, April 2, and April 19, 2002, the Company issued to John Serubo 500,000 shares (1,500,000 in aggregate) as part of a settlement involving an investor awareness program and the payment of certain expenses on behalf of the Company.

On March 21, 2002 the Company issued to a vendor 65,000 shares to settle an outstanding invoice of $ 6,500.

On April 19, 2002, the Company issued 2,000,000 shares to the Company's former Chief Executive Officer as part of its settlement with him regarding the investor awareness program and past payroll and business expenses due him. In addition, for his service as a Director and continued advice regarding the Betelgeuse acquisition, he was granted a warrant to purchase 350,000 shares of Common Stock at $0.132 per share, which was 120% of the close of market on April
19,  2002.                                                                  F-24

                                            SELECT  MEDIA  COMMUNICATIONS  INC.

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE  18  -  Subsequent  Events
             ------------------

On April 19, 2002, the Company's current Chief Executive Officer agreed to waive any salary due for the period February 1, 2002 through June 30, 2002. He was granted a warrant to purchase 3,500,000 shares of Common Stock at $0.132 per share.

On April 22, 2002 the Company entered into an agreement with a stockholder who agreed to pay $87,500, of which $72,500 would be applied toward completion of the Company's and ANTRA's financial statement audits for 2001 and the balance toward release of shares for a new investor awareness program. The stockholder will receive 7,000,000 shares for these payments.

On April 26, 2002, the Company issued 4,000,000 shares to Lloyds as part of an agreement reached concerning the investor awareness program.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 13, 1995, Select Media filed a voluntary petition for reorganization pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code. Ernst & Young LLP did not provide any services, including services as auditor, to Select Media after October 13, 1995. Select Media did not formally notify Ernst & Young LLP that the client-auditor relationship had ceased until October 30, 2000. Before Select Media's formal notice to Ernst & Young, LLP, on February 1, 2000, we engaged Marcum & Kliegman, LLP as our new independent auditors to audit the Company's financial statements. The decision to change accountants was recommended by the Company's Board of Directors.

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

     On February 1, 2000, the Company's Board of Directors formally engaged Marcum & Kliegman LLP, 130 Crossways Park Drive, Woodbury, New York as its new independent auditors ("M&K") to audit the Company's financial statements. Neither the Company, nor any person on the Company's behalf during the two most recent fiscal years and the subsequent interim periods prior to the engagement of M&K, consulted with M&K with regard to any of the matters listed in Regulation S-B Items 304 (a) (2) (i) or (ii).

     The Company has requested that Ernst & Young LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of the Ernst & Young LLP letter to the Securities and Exchange Commission, dated December 21, 2000 was filed as Exhibit 16 to the Company's amended Form 8-K filed December 22, 2000.

PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16  OF  THE  EXCHANGE  ACT

The  directors  and  officer  of  the  Company  are  as  follows:

                                                                 Position with Select
Name                 Age     Position                                 Media Since
----                 ---     -------------------------------          -----------
Mitch  Gutkowski      46     Chief  Creative  Officer,  Secretary        1981
                             and  Director

James F. Mongiardo    56     Chairman of the Board, Chief Executive      2000
                             Officer and Director

Chester  R.  Simmons  72     Director                                    1999


     Mitch Gutkowski, Chief Creative Officer, Secretary since 2001 and Director since 1981, founded Select Media in 1981. Mr. Gutkowski oversees our creative strategy as the Chief Creative Officer. Before founding Select Media, Mr. Gutkowski was Vice President for Advertising Sales for Pro-Sport Entertainment,

Inc., the exclusive television syndication distributor for NFL films. It was there that Mr. Gutkowski created a sports vignette, which ultimately became the genesis of Select Media. Prior to that, Mr. Gutkowski held the position of network supervisor for BBDO, one of the country's largest advertising agencies. In his role as head of the syndication division, Mr. Gutkowski was responsible for placing over $100 million a year on behalf of the agency's syndication clients. Mr. Gutkowski was our Chairman of the Board and Chief Executive Officer in 1995, when we filed for bankruptcy protection under Chapter 11. Since that time, Mr. Gutkowski was employed by Select Media through March 31, 2002.

     James Mongiardo, Chairman of the Board and Chief Executive Officer since 2001 and previously Vice Chairman of the Board since 2000, has experience in building companies and in the banking and securities business. He has served as Chief Executive Officer for public biotechnology and healthcare services companies and as head of United States marketing for Schering-Plough Corporation. Since November 2000, Mr. Mongiardo has been Managing Director of Homewood Capital Group, LLC, a corporate finance consulting firm specializing in institutional private placements for emerging companies. For the five-year period ending November 2000, he was Managing Director of LBC Capital Corporation, an investment banking firm specializing in institutional private placements for emerging companies.

     Chester R. Simmons, Director since 1999, has a distinguished career in helping to shape modern sports television. In 1957, he joined the group responsible for the American Broadcasting Company's sports programming, including "ABC's Wide World of Sports," "The American Sportsman," and ABC's Olympic Games coverage. In 1964, he moved to NBC, where he rose to the position of the first President of NBC Sports. During his tenure at NBC, that network acquired the rights to televise Major League Baseball, the National Hockey League, various Olympic Games and NCAA football. Mr. Simmons left NBC Sports to become the first President and Chief Executive Officer of ESPN. Mr. Simmons became commissioner of the United States Football League in 1982 and since then and for the last five years has served as a consultant to a variety of sports or television businesses.

     The above listed directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, and until there successors have been duly elected and qualified. Our executive officers serve at the discretion of the board of directors. Vacancies in the existing board of directors are filled by majority vote of the remaining directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person. There is no family relationship between any of our executive officers or directors.

     BOARD  COMMITTEES

The  Board  of  Directors  has  not  established  any  committees.

     COMPENSATION  OF  DIRECTORS

     Our directors do not receive any compensation for their services as members of our Board of Directors. They are reimbursed, however, for travel and lodging expenses in connection with their attendance at board meetings.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Section 16(a) of the Securities and Exchange Act of 1934 requires a company's executive officers and directors and persons who own more than 10% of a registered class of the company's equity securities to file reports of securities ownership and change in such ownership with the Securities and Exchange Commission. Messrs. Mongiardo, Gutkowski and Simmons each became subject to the reporting requirements when elected to the Board of Directors of the Company or appointed as an executive officer of the Company. Each failed to timely file forms 3. During the year ended December 31, 2001, Mr. Mongiardo had two transactions with respect to which he failed to file Forms 4.

ITEM  10.     EXECUTIVE  COMPENSATION.

EXECUTIVE  COMPENSATION.

     The following table sets forth the compensation received for services rendered during the fiscal years ended December 31, 2001, 2000 and 1999 by our Chief Executive Officer and our Chief Creative Officer.

SUMMARY  COMPENSATION  TABLE

                               Annual Compensation                Long-Term Compensation
                               ---------------------------------------------------------
                                                                        Awards
Name and                                                          ----------------------
Principal                                               Restricted Stock       Securities Underlying
Position                Year         Salary                 Awards                  Options/SARs
---------------------  ------  --------------------  ---------------------      ------------------------
                                      ($)                      (#)                      (#)

James F. Mongiardo,      2001                  0(1)                        0             3,100,000(1)
Chief Executive Officer  2000               60,000                 300,000(2)                      0

Mitch Gutkowski,         2001                    0                         0                       0
Chief Creative Officer   2000              200,000                         0                       0
                         1999              252,000                 440,000(3)                      0




(1) Mr. Mongiardo joined us in 2000. On December 31, 2001, Mr. Mongiardo agreed to waive any past salary due and future salary due through January 31, 2002 and was granted a warrant to purchase 1,000,000 shares of common stock at $.30 per share. Under Mr. Mongiardo's employment agreement with us, we have issued to him a warrant to purchase 2,100,000 shares of common stock at $1.25 per share.

(2) In July 2000, we awarded 100,000 shares of common stock to Mr. Mongiardo, which have been valued for reporting purposes at $300,000 based upon the closing price of our common stock on the date of award.

(3) In the period from our bankruptcy filing in October 1995 until October 1999, Mr. Gutkowski provided substantial services to us. For much of that period, Mr. Gutkowski did not take a salary or took a reduced salary. To compensate him for his prior service, in October 1999 we issued to Mr. Gutkowski 2,000,000 shares, which have been valued for reporting purposes at $440,000.

The $440,000 value placed on the stock issued to Mr. Gutkowski is based on sales made by us that took place just before the issuance to Mr. Gutkowski.

     We did not pay to our Chief Executive Officer, Chief Creative Officer or any executive officer any compensation intended to serve as incentive for performance to occur over a period longer than one year pursuant to a long-term incentive plan in the fiscal year ended December 31, 2001. We do not have any defined benefit or actuarial plan with respect to any executive officer under which benefits are determined primarily by final compensation and years of service. We did not pay any salary or other cash compensation to our Chief Executive Officer or Chief Creative Officer in 2001.

 STOCK  OPTION  GRANTS  DURING  2001.

     The following table contains information concerning the grant of stock options to our Chief Executive Officer. The Company does not have any plans pursuant to which stock appreciation rights ("SARs") may be granted.


                           Individual  Grants
                           ------------------------------------------

                          Number of       % of Total
                          Securities        Options
                          Underlying       Granted To     Exercise or
                        Options Granted   Employees in    Base Price    Expiration
NAME                          (#)             2001         ($/Sh)(1)       Date
---------------------   ----------------  -------------  -------------  ----------

James F. Mongiardo (2)         2,100,000        66.6%  $       1.25       1/6/07
                               1,000,000        31.7%  $       0.30       1/6/07



(1) All options have an exercise price equal to or greater than the market price of the Common Stock on the date of grant.

(2) On December 31, 2001, Mr. Mongiardo agreed to waive any past salary due and future salary due through January 31, 2002 and was granted a warrant to purchase 1,000,000 shares of common stock at $.30 per share. Under Mr. Mongiardo's employment agreement with us, we have issued to him a warrant to purchase 2,100,000 shares of common stock at $1.25 per share.
     Subsequently on April 19, 2002, Mr. Mongiardo agreed to waive any salary due for the period February 1, 2002 through June 30, 2002 and was granted a seven-year warrant to purchase 3,500,000 shares of common stock at $ .132 per share.

COMPENSATION  OF  DIRECTORS

     Our directors do not receive any compensation for their services as members of our board of directors. They are reimbursed, however, for travel and lodging expenses in connection with their attendance at board meetings.

EMPLOYMENT  CONTRACTS

     We have an employment agreement with Mr. Mongiardo to act as our Chief Executive Officer. The contract provides for a yearly salary of $250,000 with yearly increases of 10%. The agreement also provides for a warrant to purchase 2,100,000 shares of common stock exercisable at $1.25 per share. The term of Mr. Mongiardo's employment agreement runs through December 31, 2003.

     We also had an employment agreement with Mr. Gutkowski. The contract provided for a yearly salary of $300,000 with yearly increase. The term of Mr. Gutkowski's agreement ran through November 1, 2005. Effective April 1, 2002 Mr. Gutkowski agreed to terminate this employment agreement and contribute 2,000,000 shares to the investor awareness program. The Company agreed to pay as soon as possible in one or more payments $ 150,000 and to issue 2,000,000 shares to replace those contributed to the investor awareness program.

POTENTIAL  CONFLICTS  OF  INTEREST  RELATED  TO  OTHER  BUSINESS  ACTIVITIES

     It is possible that Mr. Mongiardo, a director and our chief executive officer, and Mr. Simmons, a non-employee director, may in the future participate in business ventures that could be deemed to compete with us. Conflicts of interest and non-arms length transactions may arise in the future in the event our officers or directors become involved in the management of any firm with which we transact business. Although we have adopted a policy that we will not seek a merger with, or acquisition of, any entity in which members of our management serve as officers, directors or partners, or in which they or their family members own or hold any material ownership interest, we do have an exception to that policy in the event that an acquisition or transaction is approved by a majority of the members of our board of directors who have no such direct or indirect interest in the entity. Thus, upon the approval of disinterested directors, we could enter into a transaction with an entity in which members of our management have an interest.

     Mr. Mongiardo is associated with Homewood Capital Group, LLC, a business consulting and advisory firm. Consequently, there are potential conflicts of interest in his acting as a director and officer of Select Media. Mr. Mongiardo limits the amount of time he devotes to our business. Pursuant to Mr.
Mongiardo's employment contract, he is to devote at least 60% of his working time, energy, skill and commercially reasonable efforts to the performance of his duties in a manner, which will faithfully and diligently further our business and interests.

     Our officers and directors may in the future become shareholders, officers or directors of other companies that may be engaged in business activities similar to those conducted by us. Accordingly, conflicts of interest may arise in the future with respect to those individuals acting on behalf of us or other entities. Additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. We do not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to our business operations. With the exception of the policy regarding mergers and acquisitions described above, we do not have any policies regarding resolving conflicts of interest.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth information known to us regarding beneficial ownership of our common stock as of April 26, 2002 for (1) each of the executive officers and directors, (2) each person or group that is a beneficial owner of more than 5% of the outstanding shares of our common stock, and (3) all of our executive officers and directors as a group. As of April 26, 2002, 2002, there were 31,552,683 shares issued and outstanding and 8,479,940 shares issuable upon exercise of warrants and options which are exercisable within 60 days. The number of shares issuable upon conversion of debt will vary according to the number of shares issued and outstanding as well as the market price on the conversion date.

Names and Addresses
of Beneficial Owners                   Number of Shares   Percentage Owned(1)
-------------------------------------  -----------------  -------------------
Mitch Gutkowski(2)                          2,350,000(3)                 7.5%

James F. Mongiardo(2)                       6,700,000(4)                21.2%

Chester R. Simmons(2)                         351,600(5)                 1.1%

Balmore Funds, S.A.                         3,123,716(6)                9.99%
   P.O. Box 4603
   Zurich, Switzerland

Austost Anstalt Schaan                      3,123,176(6)                9.99%
   7440 Fuerstentun, Liechtenstein
   Landstrasse 163

United Securities Services, Inc.            3,123,716(6)                9.99%
   135 West 50th Street
   New York, New York  10020

Nesher Inc.                                 3,123,716(6)                9.99%
   Ragnall House
   18 Peel Road
   Douglas, Isle of Man, UK  1M1 4L2

B.B.Y. Enterprises, Inc.                    3,123,716(6)                9.99%
   135 West 50th Street
   New York, New York  10020

Ellis Enterprises, Ltd.                     2,398,004(6)                 7.6%
   42A Waterloo Road
   London, England, UK  NW2 7UF

Alpha Capital Aktiengesellschaft            3,123,176(6)                9.99%
   Pradafant 7
   9490 Furstentums
   Vaduz, Lichtenstein

Dominick Sartorio                           1,500,000                   4.75%
   22 Magerus Street
   Huntington, NY  11746

Kevin Johnson                               7,350,000                   23.3%
   2 High Meadow Court
   Brookville, New York  11545

Lloyds Bahamas Securities, Ltd.             4,500,000                   14.3%
   P.O. Box 4149
   Nassau, N.P., The Bahamas

All officers and directors as
   a group (3 persons)                      9,401,600                   29.8%


(1) For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons, any shares of common stock that a person has the right to acquire within 60 days is deemed to be outstanding as to that person or group, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) The address of each of the named executive officers and directors is c/o Select Media Communications, Inc., 575 Madison Avenue, Suite 1006, New York, New York 10022.

(3) Includes a warrant to purchase 350,000 shares at an exercise price of $.132 per share.

(4) Includes a warrant to purchase 2,100,000 shares at an exercise price of $1.25 per share, a warrant to purchase 1,000,000 shares at an exercise price of $0.30 per share and a warrant to purchase 3,500,000 shares at an exercise price of $ .132 per share.

(5) Includes a warrant to purchase 50,000 shares of common stock exercisable at $1.47 per share, a warrant to purchase 50,000 shares of common stock exercisable at a price of $.30 per share and a warrant to purchase 250,000 shares of common stock at an exercise price of $ .132 per share.

(6) Assumes the maximum amount convertible under the convertible notes or exercisable under the warrants held by this person within 60 days. Under the terms of the subscription agreement with our convertible note holders, each note holder is limited to converting its notes or exercising its warrants in an aggregate amount not to exceed the number of shares that will result in the ownership of the note holder of 9.99% of Select Media. However, any note holder can void the 9.99% ownership limit upon 75 days prior written notice.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     In 1996, Mr. Gutkowski contributed $100,000 in cash to our reorganization plan as part of our emergence from bankruptcy. We repaid this contribution to Mr. Gutkowski in January 2000.

     On November 27, 2001, we agreed to issue to United Securities Services, Inc. a convertible note in the principal amount of $265,527, a convertible note in the principal amount of $11,550 and a warrant for the purchase of 38,100 shares of our common stock at an exercise price of $2.50 per share in consideration of the surrender by United Securities Services, Inc. of a convertible note of ANTRA Holdings Group, Inc., in the principal amount of $175,846, held by it.

     On November 27, 2001, we agreed to issue to Nesher Inc. a convertible note in the principal amount of $354,166, a convertible note in the principal amount of $15,950 and a warrant for the purchase of 50,820 shares of our common stock at an exercise price of $2.50 per share in consideration of the surrender by Nesher Inc. of a convertible note of ANTRA Holdings Group, Inc., in the principal amount of $234,547, held by it.

     On November 27, 2001, we agreed to issue to B.B.Y. Enterprises, Inc. a convertible note in the principal amount of $151,000 and a warrant for the purchase of 21,600 shares of our common stock at an exercise price of $2.50 per share in consideration of the surrender by B.B.Y. Enterprises, Inc. of a convertible note of ANTRA Holdings Group, Inc., in the principal amount of $100,000, held by it.

     On November 27, 2001, we agreed to issue to Ellis Enterprises, Ltd. a convertible note in the principal amount of $88,443 and a warrant for the purchase of 12,700 shares of our common stock at an exercise price of $2.50 per share in consideration of the surrender by Ellis Enterprises, Ltd. of a convertible note of ANTRA Holdings Group, Inc., in the principal amount of $234,418, held by it.

     On November 27, 2001, we agreed to issue to Austost Anstalt Schaan a convertible note in the principal amount of $3,054,639 and a warrant for the purchase of 438,360 shares of our common stock at an exercise price of $2.50 per share in consideration of the surrender by Austost Anstalt Schaan of a convertible note of ANTRA Holdings Group, Inc., in the principal amount of $2,022,940, held by it.

     On November 27, 2001, we agreed to issue to Balmore Funds, S.A. a convertible note in the principal amount of $3,054,639 and a warrant for the purchase of 438,360 shares of our common stock at an exercise price of $2.50 per share in consideration of the surrender by Balmore Funds, S.A. of a convertible note of ANTRA Holdings Group, Inc., in the principal amount of $2,022,940, held by it.

     On November 27, 2001, we agreed to issue to Alpha Capital Aktiengesellschaft a convertible note in the principal amount of $222,500 in consideration of the surrender by Alpha Capital Aktiengesellschaft of a convertible note of ANTRA Holdings Group, Inc. held by it.

     On December 31, 2001, Mr. Mongiardo agreed to waive any past salary due and future salary due through January 31, 2002. He was granted a warrant to purchase 1,000,000 shares of common stock at 120% of the close of market on December 31, 2001. The close price on December 31, 2001 was $ 0.25 and, therefore, Mr. Mongiardo can exercise his warrant to purchase 1,000,000 shares of our common stock at $0.30 per share.

     In January 2002, we entered into an agreement with Dominick Sartorio, one of our former employees, pursuant to which Mr. Sartorio agreed to release us from payment of back salary and expenses owed to him and to surrender to us 500,000 shares of our common stock of the 2,000,000 shares then held by him. These shares were surrendered on January 31, 2002.

     On March 21, 2002, the Company issued to John Serubo 500,000 shares as part of a settlement involving the investor awareness program and the payment of certain expenses on behalf of the Company. On the same date the Company issued to a vendor 65,000 shares to settle an outstanding invoice of $ 6,500.

     On April 2, 2002, the Company issued 500,000 shares to Mr. Serubo as part of the same settlement.

     On April 19, 2002, the Company issued to Mr. Serubo the remaining 500,000 shares due pursuant to the settlement with him. The Company on April 19, 2002 also issued 2,000,000 shares to Mr. Gutkowski as part of its settlement with him regarding the investor awareness program and past payroll and business expenses due him. In addition for his service as a Director and continued advice regarding the Betelgeuse Acquisition, he was granted a warrant to purchase 350,000 shares of common stock at 120% of the close of market on April 19, 2002. The close price on April 19, 2002 was $ 0.11 and, therefore, Mr. Gutkowski can exercise his warrant to purchase 350,000 shares of our common stock at $0.132 per share.

     On April 19, 2002, Mr. Simmons for his service as a Director was granted a warrant to purchase 250,000 shares of common stock at 120% of the close of market on April 19, 2002. The close price on April 19, 2002 was $ 0.11 and, therefore, Mr. Simmons can exercise his warrant to purchase 250,000 shares of our common stock at $0.132 per share.

     On April 19, 2002, Mr. Mongiardo agreed to waive any salary due for the period February 1, 2002 through June 30, 2002. He was granted a warrant to purchase 3,500,000 shares of common stock at 120% of the close of market on April 19, 2002. The close price on April 19, 2002 was $ 0.11 and, therefore, Mr. Mongiardo can exercise his warrant to purchase 3,500,000 shares of our common stock at $0.132 per share.

     On April 22, 2002, the Company entered into an agreement with a shareholder who agreed to pay $ 87,500, of which $ 72,500 would be applied toward completion of the Company's and ANTRA's audits for 2001 and the balance toward release of shares for a new investor awareness program. The shareholder was issued 7,000,000 shares for these payments.

     On April 26, 2002, the Company issued 4,000,000 shares to Lloyds Bahamas Securities, Ltd. as part of the agreement reached concerning the investor awareness program.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     3.1     Certificate  of  Incorporation
     3.2     Bylaws
     10.1    Employment  Agreement  with  Mitch  Gutkowski
     10.2    Stock  Purchase  Agreement for the Purchase of all the outstanding
             Common  Stock  of  Sigma  Sound  Studio,  Inc.
     10.3    Agreements  with  Lloyds  Bahamas  Securities,  Ltd.  regarding financing
     10.4    Agreement  with  Lloyds  Bahamas  Securities,  Ltd.  to  fund  the
             Betelgeuse  down payment
     10.5    Agreement  with  Lloyds Bahamas Securities, Ltd. regarding interim financing
     10.6    Definitive  Agreement  to  Purchase  the Assets and Liabilities of
             Betelgeuse Productions,  LLC
     10.7    Registration  Rights  Agreement
     10.8    Exchange Agreement, dated as of November 9, 2001, by and among
             Select  Media  Communications,  Inc.,  Antra  Holdings  Group, Inc.
             ("Antra") and certain holders of common stock of Antra (the
             "Holders"), together with the list of  Holders and  the  form of
             Registration Rights Agreement as exhibits thereto
     10.9    Agreement,  dated  as  of November 9, 2001, by and between Select Media
             Communications,  Inc.  (the  "Company") and Antra Holdings Group, Inc. ("Antra")
             pursuant  to  which Antra will issue 9,250,000 shares of its common stock to the
             Company

     10.10   Subscription  Agreement,  dated  as  of  November  16,  2001  (the
             "Subscription  Agreement"), by and between Select Media Communications, Inc. and the subscribers  listed  therein
     10.11   Private  Equity  Line  of Credit Agreement, dated as of November 27,
             2001  (the  "PELC  Agreement"), by and between Select Media Communications, Inc.
             and  Grenville  Financial  Ltd.
     10.12   Registration  Rights Agreement, dated as of November 27, 2001 by and between  Select  Media  Communications,  Inc.  and  Grenville  Financial  Ltd.
     10.13   Employment  Agreement  with  James  F.  Mongiardo
     10.14   Amendment  to  Employment  Agreement  with  James  F.  Mongiardo
     21.1    Subsidiaries  of  the  Registrant
     24.1    Power  of  Attorney


     During the last quarter of the year ended December 31, 2001, the period covered by this report, the Company filed a report on Form 8-K dated December 12, 2001 to report that the Company entered into an exchange agreement dated as of November 9, 2001, with Antra Holdings Group, Inc. and certain holders of Antra's common stock , pursuant to which the Company will issue shares of the common stock of the Company in exchange for each share of Antra common stock held by them.

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, Select Media Communications, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SELECT  MEDIA  COMMUNICATIONS,  INC.


                           By: /s/  JAMES  F.  MONGIARDO
                          ------------------------------
                                    James F. Mongiardo, Chief Executive Officer

Date:  5/13/2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/  JAMES  F.  MONGIARDO
     -------------------------
      James  F.  Mongiardo,  Chief  Executive  Officer  and  Director (Principal
Executive  Officer  and  Principle  Financial  and  Accounting  Officer)

Date:  5/13/2002


By:  /s/  MITCH  GUTKOWSKI
     ---------------------
       Mitch  Gutkowski,  Director

Date:  5/13/2002


By:  /s/  CHET  SIMMONS
     ------------------
       Chet  Simmons,  Director

Date:  5/13/2002