Form 10QSB
period 2002-03-31
SELECT MEDIA COMMUNICATIONS INC
filed 2002-06-12
CIK 925648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002 or
                                               --------------

[ ] TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT

             For the transition period from __________ to _________

                        Commission file Number 000-24706
                                               ---------

                   SELECT  MEDIA  COMMUNICATIONS,  INC.
                ----------------------------------------
     (Exact  name  of  small  business  issuer  as  specified  in  its  charter)

             New  York                                     13-3415331
             ---------                                     ----------
(State  or  other  jurisdiction  of  incorporation      (IRS  Employer
            or  organization)                         Identification  No.)


         575  Madison  Avenue,  Suite  1006,  New  York,  NY  10022
        ----------------------------------------------------------
                 (Address  of  principal  executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 20, 2002: 31,552,683

Transitional  Small  Business  Disclosure  Format  (Check  One):  Yes [ ] No [X]

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  CONDENSED  FINANCIAL  STATEMENTS.
                                                                        Page
                                                                        ----

  Condensed  Balance  Sheet  (Unaudited)-As  of  March  31,  2002        3-4

  Condensed  Statements  of  Operations  (Unaudited)-For  the  three
    months  ended  March  31,  2002  and  March  31,  2001                  5

  Condensed  Statements  of  Cash  Flows  (Unaudited)  -  For
    the  three months  ended  March  31,  2002  and  March  31,  2001     6-7

NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS                              8-14


Item  2.  Management's  Discussion  and  Analysis                       15-18


PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings                                               18
Item  2.  Changes  in  Securities  and  Use  of  Proceeds                  18
Item  3.  Defaults  Upon  Senior  Securities                               18
Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders      19
Item  5.  Other  Information                                               19
Item  6.  Exhibits  and  Reports  on  Form  8-K                            19

Signatures                                                                 20

PART  I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                         CONDENSED BALANCE SHEET
                                                                     (UNAUDITED)
                                                                 March 31, 2002
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

CASH                                                                     $13,813
-----

PROPERTY AND EQUIPMENT, Net                                               21,875
---------------------------


OTHER ASSETS
-------------
Reorganization value, net of accumulated amortization of
                                                          $1,120,240  $1,323,918

Deposit on pending acquisitions                           6,268,185
                                                          ----------


Total other assets                                                     7,592,103
                                                                       ----------


TOTAL ASSETS                                                          $7,627,791
                                                                       ==========

                                    See notes to condensed financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.

                                                         CONDENSED BALANCE SHEET
                                                                     (UNAUDITED)

                                                                  March 31, 2002
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES
---------------------
Accounts payable and accrued expenses                         $5,081,109
Note payable - stockholder and accrued interest                 569,557
Note payable - discontinued operations and accrued interest     364,000
Reorganization liabilities, current portion                     375,527
Due to Lloyds Bahamas Securities, Ltd.                          173,842
Note payable                                                    22,500
                                                             -------------

  Total current liabilities                                                   $6,586,535
                                                                             -------------

OTHER LIABILITIES
-----------------
Convertible notes payable and accrued interest                 6,998,093
Reorganization liabilities, net of current portion             1,150,070
                                                             -------------

  Total other liabilities                                                      8,148,163
                                                                             -------------

  TOTAL LIABILITIES                                                           14,734,698
                                                                             -------------

COMMITMENTS AND CONTINGENCIES
------------------------------

STOCKHOLDERS' DEFICIT
-----------------------------------------------------------
Common stock - $.001 par value; 35,000,000 shares
 authorized, 17,552,683 shares issued and outstanding             17,552
Additional paid-in capital                                    14,394,415
Accumulated deficit                                          (21,518,874)
                                                             -------------

  TOTAL STOCKHOLDERS' DEFICIT                                                 (7,106,907)
                                                                              -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $7,627,791
                                                                              =============

                                 See notes to condensed financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.

                                              CONDENSED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

                              For the Three Months Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                   2002          2001
                                               ------------  ------------

SALES                                          $        --   $     7,796
-------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       279,762       712,178
---------------------------------------------  ------------  ------------

   OPERATING LOSS                                 (279,762)     (704,382)
                                               ------------  ------------

OTHER INCOME (EXPENSE)
---------------------------------------------
  Other income                                       9,023            --
  Interest expense                                (244,332)      (58,461)
                                               ------------  ------------

   TOTAL OTHER INCOME (EXPENSE)                   (235,309)      (58,461)
                                               ------------  ------------

   LOSS FROM CONTINUING OPERATIONS                (515,071)     (762,843)

DISCONTINUED OPERATIONS
------------------------
  Loss from discontinued operations                     --      (459,964)
                                               ------------  ------------

   NET LOSS                                    $  (515,071)  $ (1,222,807)
                                               ============  ============

PER SHARE DATA - BASIC AND DILUTED
---------------------------------------------
  Net Loss from Continuing Operations          $     (0.03)  $     (0.05)
  Net Loss from Discontinued Operations                 --         (0.03)
                                               ------------  ------------
  Net Loss                                     $     (0.03)  $     (0.08)
                                               ============  ============
  Weighted Average Shares Outstanding           17,219,705    14,497,801
                                               ============  ============

                                 See notes to condensed financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.

                                              CONDENSED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

                              For the Three Months Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------




                                                                2002         2001
                                                             ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
-------------------------------------
 Net loss                                                    $(515,071)  $(1,222,807)
                                                             ----------  ------------
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    Stock-based compensation                                     5,000       338,309
    Depreciation and amortization                               64,229       201,782
    Accrued interest                                           148,520        20,959
    Deferred debt discount interest                             58,312            --
  Changes in assets and liabilities:
    Accounts receivable                                             --       (36,642)
    Prepaid expenses and other current assets                       --       (30,349)
    Accounts payable and accrued expenses                      241,615       471,415
                                                             ----------  ------------

TOTAL ADJUSTMENTS                                              517,676       965,474
                                                             ----------  ------------

NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                                      2,605      (257,333)
                                                             ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
--------------------------------------
  Purchases of property and equipment                               --       (20,375)
  Deposit on acquisition                                            --       (98,102)
                                                             ----------  ------------

NET CASH USED IN INVESTING ACTIVITIES                        $      --   $  (118,477)
                                                             ----------  ------------

                                 See notes to condensed financial statements.

                                               SELECT MEDIA COMMUNICATIONS INC.

                                                                   (UNAUDITED)

                            For the Three Months Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                      2002       2001
                                                   ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
-------------------------------------
  Advances from stockholder                        $       --  $279,936
  Advance from officer                                     --    94,441
                                                   ----------  ---------

    NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                             --   374,377
                                                   ----------  ---------

    NET INCREASE (DECREASE) IN CASH                     2,605    (1,433)

CASH - BEGINNING                                       11,208     2,335
-----                                              ----------  ---------

CASH - ENDING                                      $   13,813  $    902
-----                                              ==========  =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------

 Noncash investing and financing activities:

    Acquisition of equipment thru capital leases              $   40,767
    Conversion of note payable common stock                   $1,522,200
    Conversion of accounts payable                 $  431,500


                               See notes to condensed financial statements.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

On January 18, 2000, the Company purchased all of the issued and outstanding common stock of Sigma Sound Services, Inc. ("Sigma") pursuant to the terms of a stock purchase agreement. The Company determined that effective April 1, 2001 control of Sigma became temporary when the Company defaulted on various payments due to the former owner of Sigma. The Company negotiated a settlement of this matter in which the ownership of Sigma reverted back to the former owner. The disposal of Sigma has been accounted for as a discontinued operation (Note 2).

Select Media is actively pursuing the acquisition of content providers, production and post-production houses to become a vertically integrated provider and distributor of video/television programming and recorded music. The Company currently has two pending acquisitions.

Reclassifications
-----------------
Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements. These reclassifications have no effect on previously reported net loss.

Going  Concern  Uncertainty
---------------------------
As shown in the accompanying financial statements, the Company incurred a net loss of $515,071 for the three-month period ended March 31, 2002, and, as of that date, the Company's current liabilities exceeded its current assets by $6,572,722. Management of the Company is developing a plan to reduce its liabilities and raise equity capital for acquisitions through the issuance of additional common stock through private or public offerings conforming to the requirements of Securities Acts. The Company has received a best efforts letter of intent from Lloyds Bahamas Securities, Ltd. ("Lloyds") for an additional $3 million in financing once the Company's common stock is eligible for quotation on the OTC Bulletin Board, which occurred on April 20, 2001. Additionally, in November 2001, the Company entered into an agreement for a $20,000,000 Private Equity Line of Credit. There can be no assurance that such financings will be completed or, if completed, be on favorable terms. Under this plan the Company intends to use any funds raised to fund operations and to make strategic acquisitions

                                                SELECT MEDIA COMMUNICATIONS INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE  1  -  Organization,  Basis of Presentation and Management Plans, continued
            ---------------------------------------------------------

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

Basis  of  Presentation
-----------------------
Our accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results of the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The financial statements should be read in conjunction with the notes to the financial statement and in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 2001. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2001 financial statements.


NOTE  2  -  Discontinued  Operations
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

                                                SELECT MEDIA COMMUNICATIONS INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  2  -  Discontinued  Operations,  continued
            ------------------------

The net book value of Sigma's assets and liabilities as reflected in the Company's consolidated balance sheet as of April 1, 2001 was $(2,867). Accordingly, on April 1, 2001, the Company recorded a loss on disposal of its investment in Sigma of $407,883, consisting of the negative book value plus the $350,000 note payable and the value of the common stock issued.

NOTE  3  -  Litigation
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

Former  Contractors
-------------------
In September 2000, a contractor began an action in New York Supreme Court for services rendered in the build-out of the Company's leased space at 666 Third Avenue. Another contractor filed a subsequent action, also in New York Supreme Court, relating to its services with respect to this build-out. Upon motion by the Company, the two actions were consolidated. Approximately $1,200,000 is claimed in the consolidated actions. As discussed above, the landlord has paid $700,000 of this amount with the Company responsible for any additional amounts determined to be owed to the contractors. The Company is defending this action. The judgment is measurable and some payment is probable, therefore, the Company recorded $500,000 expense during the years ended December 31, 1999 and 2000 and is included in accrued expenses at March 31, 2002.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE  3  -  Litigation,  continued
            ----------

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


NOTE  4  -  Stockholders'  Deficit
            ----------------------

In January 2002, the Company entered into an agreement with a former employee, pursuant to which the former employee agreed to release the Company from payment of back salary and expenses owed to him and to surrender 500,000 shares of the Company's Common Stock. These shares were surrendered on January 31, 2002.

On January 7, 2002, the Company granted warrants to purchase 100,000 shares of Common Stock (50,000 exercisable at $1.37 and 50,000 exercisable at $0.30 per share) and on April 19, 2002, the Company granted a warrant to purchase 250,000 shares of Common Stock exercisable at $0.132 per share, to a member of the Board of Directors.

On January 7, 2002, the Company granted, a warrant to purchase 50,000 shares of Common Stock at an exercise price of $5.00 per share to a stockholder as additional consideration for a note payable.

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

                                                SELECT MEDIA COMMUNICATIONS INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  4  -  Stockholders'  Deficit,  continued
            ----------------------

On March 21, April 2, and April 19, 2002, the Company issued to John Serubo 500,000 shares (1,500,000 in aggregate) as part of a settlement involving an investor awareness program and the payment of certain expenses on behalf of the Company. Accordingly, the Company recorded $5,000 of stock based compensation for the three months ended March 31, 2002, which represents the fair value of the 500,000 shares of common stock.

On March 21, 2002 the Company issued to a vendor 65,000 shares to settle an outstanding invoice of $ 6,500.

On April 19, 2002, the Company issued 2,000,000 shares to the Company's former Chief Executive Officer as part of its settlement with him regarding the investor awareness program and past payroll and business expenses due him. In addition, for his service as a Director and continued advice regarding the Betelgeuse acquisition (see Note 5), he was granted a warrant to purchase 350,000 shares of Common Stock at $0.132 per share, which was 120% of the close of market on April 19, 2002.

On April 19, 2002, the Company's current Chief Executive Officer agreed to waive any salary due for the period February 1, 2002 through June 30, 2002. He was granted a warrant to purchase 3,500,000 shares of Common Stock at $0.132 per share.

On April 22, 2002 the Company entered into an agreement with a stockholder who agreed to pay $87,500, of which $72,500 would be applied toward completion of the Company's and ANTRA's (see Note 5) financial statement audits for 2001 and the balance toward release of shares for a new investor awareness program. The stockholder will receive 7,000,000 shares for these payments.

On April 26, 2002, the Company issued 4,000,000 shares to Lloyds as part of an agreement reached concerning the investor awareness program.

                                                SELECT MEDIA COMMUNICATIONS INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  5  -  Commitments  and  Contingencies
            -------------------------------

Pending  Acquisition  -  ANTRA  Holdings  Group
-----------------------------------------------
On November 9, 2001 the Company reached an agreement ("Exchange Agreement") in principle with 90% of the stockholders of ANTRA Holdings Group, Inc. ("ANTRA") (Pink Sheets: RECD) to exchange their stock for shares in the Company. Closing is subject to obtaining the ANTRA stock certificates from ANTRA Stockholders. However, on January 28, 2002, Select Media received a notice from counsel to the representative of ANTRA'S shareholders that the shareholders consider the Exchange Agreement to be void and of no affect as a result of Select Media's failure to perform certain of its obligations under the Exchange Agreement. While Select Media considers such claim to be without merit, there can be no assurance that the closing of the ANTRA transaction will proceed. ANTRA is a full service record and publishing company focusing on the resourcing of talent and marketing of new music together with the production, acquisition, licensing, publishing and distribution of high quality recorded music in the music genres of Urban Music - which includes Urban/Rap/Hip-Hop and Rhythm and Blues, with some interest in Rock and Pop. ANTRA will become a new division of the Company called ANTRA Entertainment. Approximately 2,750,000 shares of restricted Company stock will be used for the exchange of all of the outstanding shares of ANTRA. In addition, there is a one time adjustment to the number of shares to be issued if the price of the Company's Common Stock is less than$2.50 per share one year from the closing date, as defined.

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

                                                SELECT MEDIA COMMUNICATIONS INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  5  -  Commitments  and  Contingencies,  continued
            -------------------------------

Pending  Acquisition  -  Betelgeuse  Productions,  LLC
------------------------------------------------------
On December 6, 2000, the Company and Betelgeuse Productions, LLC ("Betelgeuse"),a full service television and video production and post-production business in New York signed a definitive Asset Purchase Agreement (the "Definitive Agreement"), whereby the Company will purchase all of the assets of Betelgeuse for $10,000,000 in cash. As per the Definitive Agreement, the Company made a non-refundable down payment of $525,000 to Betelgeuse. The balance of the purchase price will be due at a closing to be held within six (6) months of completion of certain due diligence (the "Due Diligence Completion Date"). Pursuant to the Definitive Agreement, the Due Diligence Completion Date is defined as the date that the Company completes its due diligence; provided, however, that such date shall not be more than 45 days from the date that the financial records were made available to the Company. The Company does not yet have a commitment from a funding source for the balance of the purchase price. There is no assurance that the Company and Betelgeuse will complete the acquisition. If the Company cannot raise the additional $9,500,000 to close on this acquisition within the specified time frame, it is reasonably possible that the Company would be unable to complete the acquisition. In addition, the current owners of Betelgeuse claim that too much time has passed and that the Company no longer has the right to purchase Betelgeuse pursuant to the Definitive Agreement. As a result, the carrying amount of the deposit on pending acquisition in the amount of $525,000 may be reduced materially in the near term.

Payroll  Taxes
--------------
Select Media has not filed payroll tax returns from October 1, 1998 through March 31, 2000. As of December 31, 2001, the past due amounts have been included in accrued expenses totaling approximately $1,417,000 and consist of payroll taxes owed and estimated penalties and interest. Beginning April 2000, Select Media began using a payroll service to process their current payroll and file and pay all payroll tax returns and applicable taxes. At any time the Internal Revenue Service could declare Select Media in default of their fiduciary responsibility and could file a tax lien on the Company's assets or take other action against the Company and its responsible officers, which would have a material adverse effect on the Company's business.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

You should read this discussion and analysis of our financial condition and results of operations in conjunction with our financial statements, including the notes thereto, included in this interim report.

OVERVIEW

Select Media is a New York corporation whose common stock is currently traded on the OTC Bulletin Board under the symbol "SMTV.OB." We began our business by producing and distributing "vignettes," which are short-form (thirty-second) informational programs distributed by particular sponsors for viewing during regular programming. In 1998, we hired personnel to provide services to worldwide news broadcasters and act as a television news agency under the name Select International Television Network, to produce and distribute news segments for sale to local and foreign news broadcasters. On October 30, 2000, we ceased operations of Select International Television Network. On January 18, 2000, we purchased all of the issued and outstanding common stock of Sigma Sound Services, Inc. pursuant to the terms of a stock purchase agreement. As described in Note 2 to our condensed financial statements, we have determined that, effective April 1, 2001, control of Sigma became temporary when we defaulted on various payments due to the former owner of Sigma. On September 28, 2001 we agreed with the former owner that control and ownership of Sigma would revert to the former owner. We further agreed to pay the former owner $350,000 pursuant to a note with interest at 8% payable in four equal installments in 2002 and 2003. We also agreed to issue 45,000 restricted shares of our common stock in settlement of two Company employment contracts with employees of Sigma. The disposition of Sigma has been accounted for as a discontinued operation. In March 2000, Select Media purchased the assets of After Hours Productions, Inc. consisting of certain contracts for recording projects. After Hours Productions, Inc. creates custom music and video products. On October 29, 2001, we reached an agreement with a former employee settling his employment contract by assigning certain After Hours Productions, Inc. assets to the former employee.

As a result of the acquisitions and subsequent divestitures described above, we currently operate only our vignette business. That business is currently dormant, but we believe that we may be able to reinitiate operations of the vignette business. We believe that, given the changes in the structure of television broadcasting, including, but not limited to, the creation of a number of alternative television networks and the resulting scarcity of advertising airtime available to local television stations, we can better serve our stockholders by becoming the owner of entertainment content providers. By owning content providers, we can take advantage of the changing distribution systems offered by broadcast, cable and Internet distribution of its product.

COMPETITION

We face competition from some of the largest entertainment companies in the United States. It is difficult to estimate the size of the vignette market. Although we are not aware of any other companies involved in the vignette business, we believe that competition in our business comes not from other producers of vignettes, but from other users of scarce airtime. One of the most significant developments in the broadcast television industry in the 1990's has been the growth of alternative broadcast networks, such as Fox, WB and UPN. Before this development, television stations that were not affiliates of the three major television networks (CBS, NBC and ABC) were independent local stations, each of which had substantial amounts of airtime to sell to our customers and us. Today, most formerly independent stations are affiliated with one of the new networks. As a result, the network, in exchange for providing programming, gets to sell a significant portion of the affiliate's broadcast airtime. Therefore, the affiliate has less airtime to sell itself. As a result, the cost of airtime has dramatically increased. The entertainment market is rapidly evolving and intensely competitive. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our net sales and results of operations. Select Media expects competition to intensify in the future as additional distribution channels for entertainment product are opened. In particular, we believe that the use of the Internet for distribution of entertainment products is both an opportunity and a challenge. With so many entertainment choices, we also face the challenge of adapting our core business to Internet entertainment. We expect that our acquisition of content providers will enable us to adapt to the Internet entertainment challenge, because we believe that Internet technology is developing faster than content can be produced. Although the technology exists to provide a rich entertainment experience via the Internet, we believe that there is not sufficient high quality content available for users. On December 6, 2000, we signed a definitive Asset Purchase Agreement (the "Definitive Agreement") to acquire all the assets and liabilities of Betelgeuse Productions, LLC for $10 million. Betelgeuse has the ability to create entertainment content for broadcast, cable and Internet and to adapt existing product for use as Internet content. We have made a $525,000 down payment in connection with the transaction; the remaining balance of $9.5 million is due six months from the due diligence completion date (see Note 5 to the financial statements). This transaction is currently on hold as a result of our in ability to agree on the current value of the business and our inability up to this time to obtain financing for the transaction.

As a further part of our strategy to acquire content providers and production and post-production service providers as a vertically integrated provider and distributor of programming and high-quality recorded music through traditional media and the new medium of the Internet, on November 9, 2001, we reached an agreement with 90% of the shareholders of ANTRA Holdings Group, Inc. (Pink
Sheets: RECD) to exchange their shares of ANTRA stock for shares of our common stock, and we plan to complete the acquisition in June 2002. On January 28, 2001, however, we received a notice from counsel to the representative of ANTRA's shareholders that the shareholders consider the Exchange Agreement to be void and of no effect as a result of our failure to fund ANTRA pending closing. We consider this claim to be without merit, but there can be no assurance that the completion of the ANTRA acquisition will occur as planned. On November 19, 2001, we reached agreement to convert the existing ANTRA convertible debt into $7 million of Select Media convertible debt. ANTRA's music recording business consists of several functions, including publishing, production, manufacturing, licensing, distribution and promotion. ANTRA competes with many larger full service corporations in the music record business but focuses on the smaller sub-segment music genre of urban music, primarily urban/rap/hip-hop. ANTRA has formed joint ventures in the past to distribute and promote its records.

MARKET  STRATEGY

If and when we reinitiate our vignette business, we plan to market our remaining vignette products to large advertisers directly to their marketing departments. The cost of advertising airtime has the greatest impact on whether we can sell our vignette product. For each airing of a vignette, the customer has to purchase sufficient airtime to broadcast both the vignette and the customer's own advertisement. The greater the cost of airtime, the higher the cost to the customer. We only resell airtime to our vignette customers to air vignettes. We are not in the business of reselling airtime to third parties.

EMPLOYEES  AND  PROPERTIES

Select  Media  had  1  full  time employee as of March 31, 2002.  On October 30,
2000,  Select  Media  moved  from  a facility at 666 Third Avenue, New York, New
York, which was used as the principal corporate office and the site of its studio facilities, to 44 E. 32nd Street in New York, and in February, 2001 to 475 Park Avenue South, 10th Floor in New York, subletting these latter two spaces from Betelgeuse. In November, 2001 we moved our offices to 575 Madison Avenue, Suite 1006 in New York, New York.

RESULTS  OF  OPERATIONS

REVENUES

Before the disposition of Sigma Sound Services, Inc., our net revenues were derived mainly from Sigma Sound Services, Inc. Revenues were zero for the three months ended March 31, 2002 as compared to $7,796 for the period ended March 31, 2001. The decrease in 2002 was due to a curtailment of operations.

EXPENSES

Total operating expenses were $279,762 in the three months ended March 31, 2002 compared with $712,178 in the three months ended March 31, 2001, for a decrease of $432,416 or 61%. This decrease was attributable to the reduction of other expenses as part of the redirection of the Company to acquire content providers and distributors of programming and high-quality recorded music through traditional media and the Internet.

LOSSES

The Company incurred losses from operations of $515,071 in the three months ended March 31, 2002 compared to $1,222,807 in the three months ended March 31, 2001, for a decrease of $707,736 or 58%. This decrease was mostly attributable to the loss from discontinued operations in the amount of $459,964 and the reduction of other expenses as part of the redirection of the Company to acquire content providers and distributors of programming and high-quality recorded music through traditional media and the Internet.

LIQUIDITY  AND  CAPITAL  RESOURCES

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

On November 27, 2001, the Company entered into a Private Equity Line of Credit ("PELC") with Grenville Financial Ltd. (the "Investor"). During the term of the PELC, the Company may issue, at its option, up to $20,000,000 of Common Stock to the Investor at a purchase price equal to 90% of its fair market value (as defined) at the time the Company exercises its option. Pursuant to the PELC, there are several restrictions and contingencies that may affect the issuance of the Common Stock. The PELC requires the registration of the Common Stock to be declared effective prior to the Company exercising its option. There is no assurance that the Common Stock will be registered or that market conditions will be judged favorable by the Company to use the PELC. We intend to use any funds raised to fund operations and to make strategic acquisitions through cash and stock transactions. Management hopes that these acquisitions will enable us to generate positive cash flows from operations. If we are unable to raise the appropriate funds, we will not be able to make any acquisitions nor will we be able to fund operations through December 31, 2002. There can be no assurances that we will be successful in our attempts to raise sufficient capital essential to our survival. Additionally, the Company has already significantly curtailed its operations, is currently unable to pay many of its obligations and could be forced to cease operations in the near term. These matters raise substantial doubt about our ability to continue as a going concern. We owe our counsel in our bankruptcy proceeding professional fees of $798,000. However, under the agreement between our counsel, and us this amount is payable only from our profits. If and when our operations become profitable, we will begin making payments on this obligation. In addition, we currently owe other professional fees in excess of $600,000.

                            PART II-OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

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

                           SELECT  MEDIA  COMMUNICATIONS,  INC.
                           ------------------------------------
                          (Registrant)


Date:  June  10,  2002                         /S/  JAMES  F.  MONGIARDO
       ---------------                         -------------------------
                                               JAMES  F.  MONGIARDO
                                               Chief Executive Officer